Form 10-K
period 1993-12-31
UNITED WATER RESOURCES INC
filed 1994-03-30
CIK 715969

                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            Washington, D.C.  20549

                                   FORM 10-K

         [  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993
                                            -----------------
                                       OR
       [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period ____________ to ___________

                           Commission File No. 1-8586
                                               ------

                          UNITED WATER RESOURCES INC.
        ---------------------------------------------------------------

             (Exact name of registrant as specified in its charter)
          NEW JERSEY                                  22-2441477
      -----------------                             ---------------------
   (State of incorporation)                         (I.R.S. Employer
                                                     Identification No.)

    200 OLD HOOK ROAD, HARRINGTON PARK, N.J.                    07640
 --------------------------------------------             -------------------
 (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:   201-784-9434

Securities registered pursuant to Section 12 (b) of the Act:

                                              Name of Each Exchange
     Title of Each Class                      on Which Registered
     -------------------                      ---------------------
  Common Stock (No par value)                 New York Stock Exchange
  Outstanding at February 28, 1994 -
  20,494,184

Securities registered pursuant to Section 12 (g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  [X]          No [_]
                                               -------------     -------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     At February 28, 1994, the registrant's Common Stock, no par value, held by non-affiliates had an aggregate market value of $289,480,349. See Item 13.

     The following documents are incorporated by reference in this Form 10-K:

          United Water Resources Inc. Annual Report to Shareholders for the year ended December 31, 1993 as to Part II items 5, 6, 7 and 8 and Part IV item 14.

          United Water Resources Inc. Proxy Statement to be filed in connection with the Registrant's Annual Meeting tentatively to be held on June 2, 1994 as to Part III items 10, 11, 12, and 13.

                          United Water Resources Inc.

                                     PART I
                                     ------


ITEM 1.   BUSINESS
- -------   --------
(A)       GENERAL
          -------

          United Water Resources Inc. (United Water) was incorporated on February 25, 1983. United Water is a New Jersey corporation with its principal office at 200 Old Hook Road, Harrington Park, New Jersey 07640, telephone number 201-784-9434. The principal subsidiary of United Water, Hackensack Water Company (Hackensack), was incorporated by an act of the New Jersey Legislature in 1869. A number of local water companies have been merged into Hackensack since its reorganization in 1880. Spring Valley Water Company Incorporated (Spring Valley) was incorporated under the laws of New York in 1893 and is wholly owned by Hackensack. Other wholly-owned subsidiaries of United Water include Rivervale Realty Company, Inc. (Rivervale), which is engaged in real estate acquisitions and development, leasing and sales, golf course operations and consulting activities; Laboratory Resources, Inc. (Laboratory Resources), a network of private laboratories that provide a variety of laboratory testing services; and Mid-Atlantic Utilities Corporation (Mid-Atlantic), which seeks high growth areas in need of public water or sewer systems and the management necessary to maintain them and is involved with the service and installation of meters. United Water also owns 50% of the common stock of the Dundee Water Power and Land Company.

          Hackensack and Spring Valley, engaged solely in the water service business, provide water service to residential, commercial and industrial customers and fire protection within their franchise territories. Hackensack and Spring Valley are subject to regulation by the New Jersey Board of Regulatory Commissioners (BRC) and the New York Public Service Commission (PSC), respectively. At December 31, 1993, the distribution facility that provides water service to these utilities is comprised of approximately 2,955 miles of pipeline.

                          United Water Resources Inc.

          Hackensack supplies water service to 175,044 customers in 60 New Jersey municipalities in most of Bergen County and in the northern part of Hudson County. The total population served is about 750,000 persons (1990 Census).

          Hackensack's principal source of water supply is the Hackensack River and its tributary streams, with a watershed of 113 square miles above the dam at Oradell, New Jersey, together with diversions into the Oradell Reservoir from an additional 55 square miles of watershed on the Saddle River, Long Swamp Brook and Sparkill Creek. The water supply of Hackensack is supplemented by ground water supplies derived from wells and by the purchase of water from the systems of Jersey City and the Passaic Valley Water Commission. Hackensack obtains stream flow benefits from Spring Valley which owns and operates an impounding reservoir, Lake DeForest, on the Hackensack River in Rockland County, New York. In addition, Hackensack has available additional water supply from the Wanaque South Project. The Wanaque South Project, which was completed in 1987, was the joint undertaking of Hackensack and the North Jersey District Water Supply Commission. Hackensack has a 50% interest in the utility plant of the project and shares project operating expenses.

          Spring Valley supplies water service to 59,508 customers in substantially all of Rockland County, New York, outside of the Palisades Interstate Park and the areas served by the water systems of the Villages of Nyack and Suffern. Its service area extends from Tomkins Cove on the north, south to the New Jersey state line and comprises about 121 square miles, with a population of about 250,000 persons (1990 Census). Spring Valley's principal source of supply is derived from wells and surface supplies, including Lake DeForest Reservoir and Cedar Pond Brook.

                          United Water Resources Inc.

          Hackensack and Spring Valley have valid franchises authorizing them to conduct their present operations in all or substantially all of the territories in which services are rendered and to maintain their pipes in the streets and highways of these territories. Hackensack and Spring Valley have the right to secure their supplies of water from their present sources. All such franchises and rights are subject to alteration, suspension or repeal by the States of New Jersey and New York, respectively. Their properties are also subject to the exercise of the right of eminent domain as provided by law. Neither Hackensack nor Spring Valley engages in any significant operations outside its franchised territories.

          The business of Hackensack and Spring Valley is substantially free from direct competition with other public utilities, municipalities and other general public agencies. Both Hackensack and Spring Valley provide water that meets or surpasses the minimum standards of the Federal Safe Drinking Water Act of 1974, as amended.

          Rivervale is a non-regulated business engaged in real estate acquisitions and development, leasing and sales, golf course operations and consulting activities. Rivervale owns raw and income producing properties in Bergen and Essex Counties, New Jersey; and Orange, Westchester and Rockland Counties, New York. Rivervale continues to seek and receive municipal and other governmental approvals for several projects, both in New Jersey and New York. Out of its total holdings of approximately 767 acres, various approvals have been received for 198 acres of property in several parcels in northern New Jersey and Rockland County, New York. Applications are pending for projects on another 137 acres.

          Laboratory Resources performs a wide range of environmental analyses for consulting engineers, industry, public water suppliers, wastewater treatment facilities and governmental agencies. In 1993, Laboratory Resources received U.S. Army and Navy environmental cleanup certifications allowing them to enter into a new growing market. In December 1993, Laboratory Resources was awarded a $1 million Army base cleanup contract. Negotiations for other federal contracts are in progress.

                          United Water Resources Inc.

          Mid-Atlantic owns and operates several small water and sewerage utility systems. These include water supply, sewage collection and sewage transmission companies providing service for approximately 2,752 customers in Vernon Township and Mt. Arlington, New Jersey. Mid-Atlantic is subject to regulation by the BRC. At December 31, 1993, its distribution facility is comprised of approximately 26 miles of pipeline. Through the acquisitions of several small companies, Mid-Atlantic expects to add approximately 900 additional customers early in 1994.

          In 1993, Metering Services Inc. sold its high technology division and retained the water meter installation division.

          United Water and its subsidiaries employed 706 persons as of December 31, 1993.

                          United Water Resources Inc.

(B)       FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
          ---------------------------------------------

- ---------------------------------------------------------------------------------------------
                                                                   PARENT,
                                                     REAL     OTHER OPERATIONS
    (thousands of dollars)          UTILITIES       ESTATE    AND ELIMINATIONS   CONSOLIDATED
- -------------------------------  ----------------  ---------  -----------------  ------------
   1993

   Operating revenues                    $154,497   $ 33,963           $11,958       $200,418
   Income before income taxes              29,073      6,024            (2,539)        32,558
   Depreciation                            11,854      1,272             1,150         14,276
   Capital expenditures                    15,993      5,240             1,701         22,934
   Identifiable assets                   $614,766   $106,342           $19,418       $740,526
- -------------------------------          --------   --------           -------       --------
   1992

   Operating revenues                    $143,300   $ 10,759           $10,810       $164,869
   Income before income taxes              25,193      1,803            (3,158)        23,838
   Depreciation                            11,396      1,292             1,262         13,950
   Capital expenditures                    14,075      5,523             1,984         21,582
   Identifiable assets                   $559,992   $123,244           $ 8,423       $691,659
- -------------------------------          --------   --------           -------       --------
   1991

   Operating revenues                    $146,393   $  4,088           $11,269       $161,750
   Income before income taxes              25,317      2,113            (2,876)        24,554
   Depreciation                            10,718      1,057             1,374         13,149
   Capital expenditures                    16,104     44,105             6,510         66,719
   Identifiable assets                   $543,649   $117,699           $ 6,276       $667,624
- -------------------------------          --------   --------           -------       --------

   (C)                           MERGER AGREEMENT
                                 ----------------

               In September 1993, United Water and GWC Corporation (GWC), a Delaware water utility holding company, entered into a definitive agreement and plan of merger (Merger Agreement), pursuant to which GWC will merge with and into United Water. The Merger Agreement provides that 70% of each holder's GWC common stock will be converted into the right to receive 1.2 shares of United Water common stock and the remaining 30% will be converted at the election of the holder thereof into the right to receive either 1.2 shares United Water Series A Cumulative Convertible Preference Stock or an equivalent amount in cash. At December 31, 1993, United Water and GWC had 20,216,000 and 11,066,600 shares of common stock outstanding, respectively. In addition, the outstanding GWC Series A 7-5/8% Cumulative Preferred Stock would be converted into shares of United Water preferred stock with equal stated dividends and similar rights and designations.

                          United Water Resources Inc.

               The Merger Agreement contains various provisions with respect to the conduct of each company's business pending consummation of the merger, such as prohibiting increases in United Water's common stock quarterly dividend above $.23 per share. Such provisions are not expected to have an adverse effect on United Water and its subsidiaries or limit the ability of United Water or its subsidiaries to operate in any material way.

               Discussions contained in the following pages of this Report (except where noted) pertain to United Water and its subsidiaries, and projections or estimates contained therein do not reflect the pending merger. For additional information on the merger, reference is made to United Water's Form 8-K's dated September 16, 1993 and March 10, 1994, which are filed as exhibits to this Report and incorporated herein by reference. On March 10, 1994 United Water announced that the shareholders of United Water and GWC overwhelmingly approved the companies' merger agreement at independently conducted shareholder meetings held that day.

                          United Water Resources Inc.

     ITEM 2.          PROPERTIES
     -------          ----------

               Hackensack owns and operates two impounding reservoirs, Oradell (3,507 million gallon (MG) capacity) and Woodcliff Lake (871 MG capacity) located in Bergen County, New Jersey and one impounding reservoir, Lake Tappan (3,853 MG capacity), partially located in Bergen County, New Jersey and partially located in Rockland County, New York. In addition, Hackensack obtains stream flow benefits from Spring Valley, which owns and operates an additional impounding reservoir, Lake DeForest (5,671 MG capacity), on the Hackensack River in Rockland County. The Wanaque South Project adds as much as 40 million gallons per day (MGD) to Hackensack's water supply.

               Hackensack and Spring Valley own and operate numerous wells throughout their systems. Hackensack also owns and operates a treatment and pumping plant at the Oradell Reservoir, which is comprised of raw and filtered water pumping facilities and purification works. This plant has raw and filtered water pumping capabilities in excess of 200 MGD. At Secaucus, New Jersey, Hackensack owns and operates a treatment and pumping plant for water supplied from the Jersey City aqueduct. This plant is capable of treating 18 MGD. Spring Valley has a pumping and treatment plant adjacent to Lake DeForest Reservoir, in the Town of Clarkstown, New York, with a capability of 20 MGD. A small pumping station and pressure filter plant, with a capacity of 1.5 MGD, located in the Town of Stony Point, New York, treats water from Cedar Pond Brook.

               Hackensack and Spring Valley own and maintain various reservoirs, standpipes, elevated tanks, transmission and distribution mains, hydrants, services and meters throughout the distribution system, including booster pump stations. In connection with the Wanaque South Project, Hackensack owns a 17-mile aqueduct from the Wanaque Reservoir to the Oradell Reservoir, along with a booster pumping station. Hackensack also owns 50% of the other elements of the Wanaque South Project, including an 11-mile aqueduct and related pump stations, and has contracted rights to yields derived from the Monksville Reservoir.

                          United Water Resources Inc.

               On January 6, 1987, Spring Valley received New York State Department of Environmental Conservation (DEC) approval to build the proposed Ambrey Project, an impounding reservoir and treatment plant. However, construction of the project cannot begin until Spring Valley's water demands have reached a certain "trigger point" as determined by average daily water demands. On April 19, 1993, the Company requested the DEC's permission to adjust the Ambrey trigger mechanism to reflect current conditions and water demand characteristics. A decision on this matter is pending.

               Hackensack and Spring Valley own and occupy office buildings in Harrington Park and Hackensack, New Jersey; and in West Nyack, New York, respectively.

               Rivervale owns approximately 767 acres of land and three (3) major office buildings. Its properties are located in Bergen and Essex Counties, New Jersey; and Orange, Westchester and Rockland Counties, New York.

               Laboratory Resources owns and operates three (3) commercial testing laboratories in Teterboro, New Jersey; Brooklyn, Connecticut; and Bethlehem, Pennsylvania.

               Mid-Atlantic owns and operates public water supply, sewage collection and sewage transmission companies in Morris and Sussex Counties, New Jersey.

                          United Water Resources Inc.

     ITEM 3.  LEGAL  PROCEEDINGS
     -------  ------------------

               On January 12, 1990, the New Jersey Board of Public Utilities
     (BPU), predecessor of the Board of Regulatory Commissioners (BRC), and the New Jersey Watershed Property Review Board (WRB) approved Hackensack's transfer of approximately 290 acres of excess golf course land to Rivervale. Thereafter, two environmental advocacy groups, the Environmental Defense Fund (EDF) and Save the Watershed Action Network
     (SWAN), filed a consolidated appeal with New Jersey's Appellate Division contesting the approval. In June 1991, the Appellate Division remanded the matter back to the BPU and the WRB for further proceedings. Thereafter, Hackensack sought Certification to the Supreme Court of New Jersey. However, on October 30, 1991, the Supreme Court decided that it would not entertain that appeal.

               On February 5, 1991, the BPU denied a petition by the EDF for an enforcement order regarding development of the watershed lands, and in the alternative, a petition for reconsideration of the December 17, 1984 BPU decision approving transfer of approximately 717 acres from Hackensack to Rivervale. The February 5 Order also established a buffer zone of 500 feet for certain parcels of the property. On February 20, 1991, the EDF filed a Notice of Appeal to the New Jersey Appellate Division contesting the February 5 Order denying the reconsideration. Hackensack Water Company subsequently filed a cross appeal contesting the February 5 Order, solely as it related to the 500 foot buffer zone segment.

               On June 3, 1993, Hackensack and Rivervale executed a stipulation and agreement with EDF/SWAN, the Staff of the BRC and the New Jersey Department of the Public Advocate's office settling the above litigation subject to approval by the WRB and the BRC. The stipulation reinstates the transfer of the Golf Course Lands to Rivervale while providing for reacquisition by Hackensack of 355 acres transferred to Rivervale in 1984.

                          United Water Resources Inc.

               Based upon decisions rendered from the WRB on July 6, 1993 and the BRC on August 5, 1993, several lawsuits were settled between Hackensack and two environmental groups related to the land transfers that occurred in 1984 and 1990.

               The settlement upheld the 1990 transfer from Hackensack to Rivervale of approximately 290 acres of land that are unconditionally and permanently deed restricted to golf course and country club uses. The settlement also required Hackensack to reacquire 355 acres of land which were transferred to Rivervale in 1984. This acreage was added to Hackensack's reservoir protective holdings and rate base.

               The transfer price of the acreage being returned to Hackensack's plant accounts was valued at $26 million, reflecting development approvals that occurred during the nine years that the land was held by Rivervale. Approximately $11 million (which includes interest) in proceeds from the 1990 golf course transfer to Rivervale was deferred for refund to water customers. To permanently reduce the rate impact of the reacquisition by Hackensack of the 355 acres, $4 million of the proceeds was applied against the utility plant accounts, resulting in a net increase in utility rate base of $22 million. The remaining $7 million of the proceeds will be applied as credits on customer bills to completely offset the impact of the rate increase of approximately 3.1%, or $3.5 million, which became effective October 12, 1993, in recognition of the increment to Hackensack's rate base. It is anticipated that the credits on customer bills will be made for approximately two years. Due to regulatory treatment, the effects of the intercompany transaction were not eliminated in consolidation. As a result of the settlement, Rivervale recognized sales proceeds of $26 million offset by costs of approximately $15.5 million associated with the land.

               In a separate matter, an appeal was filed with New Jersey's Intermediate Appellate Court by the Division of Rate Counsel, Department of the Public Advocate, from a 1990 BPU Order relating to the Petition of Hackensack for approval of a grant of a ground lease to Sterling Drug Capital Corporation, approving the long-term lease of certain Hackensack property for use as part of a golf course. The appeal contested those provisions of the Order directing that revenues realized from the lease be shared equally

                          United Water Resources Inc.

     between Hackensack's shareholders and customers, and sought to have the lease proceeds inure to the exclusive benefit of the customers. The matter was argued before the Appellate Division and a decision was rendered on February 11, 1993, affirming the 1990 BPU Order.

               The Paterson Municipal Utilities Authority filed suit against the Hackensack Water Company and the North Jersey District Water Supply Commission. Summons and Complaint were served on August 8, 1990. The suit was based on alleged ownership of various water rights in the Passaic River owned by the Authority and which the Authority claimed were, or may have been, affected by diversions from the Wanaque South Project, in which Hackensack Water Company is an equal partner with the North Jersey District Water Supply Commission. The Company's Motion for Summary Judgement, dismissing the Complaint, was granted on July 23, 1992. On October 5, 1992, the Paterson Municipal Utilities Authority filed a Notice of Appeal. The Appeal is pending.

               The PSC, on February 20, 1985, authorized the sale and transfer of 23 acres of land from Spring Valley to Rivervale. Subsequently, the PSC initiated an administrative proceeding arising from an Order inquiring into the price for the transfer of the land. In September 1990, the PSC required Spring Valley to record a deferred credit that reduced rate base by $1.2 million to reflect the appreciated value of the property as of the date of sale of the land. In January of 1991, Spring Valley filed an appeal regarding the PSC decision; however, on February 13, 1992, the Appellate Division affirmed the action of the PSC. The effect of that decision on United Water has been recognized by an after-tax charge against income of $809,000 in 1991. The Company filed with the New York Court of Appeals a Motion for Leave to Appeal, which was denied on September 17, 1992. The Company has submitted a proposal to the PSC to make a one-time customer refund through billed credits of a portion of the deferred credit. The Company anticipates a PSC decision on its request in April 1994.

               On August 6, 1991, Rivervale Realty entered into a modification agreement relating to the outstanding proceeds being held in escrow from the sale of the Emerson Country Club. The modification

                          United Water Resources Inc.

     provided for additional collateral to secure the purchase, the loan of the escrow monies in the amount of $13.1 million to the Buyer, and a release of the remaining portion of the escrow funds in the amount of $4.4 million to Rivervale. The release to the Buyer is secured by a note and mortgage on the Country Club and certain other properties owned by the Buyer, together with a guaranty from the Buyer's parent company, as additional security for the substitution of collateral. The Buyer failed to make its scheduled March 1992 and all subsequent payments, and as a result, the note was placed in a non-accrual status. Rivervale has begun an action in foreclosure, which the Buyer has challenged. By Superior Court Order dated February 10, 1993 Rivervale was awarded possession of the course and operated the facility during the 1993 season. On March 18, 1994 Rivervale and Bird Hills entered into a stipulation of settlement whereby Rivervale would pay Bird Hills $2 million in return for additional property acquired by Bird Hills. The stipulation also requires Bird Hills to give up all claims to the golf course parcel. The closing of the settlement is tentatively scheduled for March 30, 1994.

               Based upon advice from counsel, management believes Hackensack, Spring Valley and Rivervale have meritorious defenses in all of the aforementioned claims which remain pending and intends to contest them vigorously. The likelihood that the ultimate resolution will have a material effect upon the financial position or results of operations of United Water or its subsidiaries is considered to be remote.

                          United Water Resources Inc.

     ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
     -------   -----------------------------------------------------------
               During the fourth quarter of 1993, there were no matters submitted to a vote of security holders.

                          United Water Resources Inc.

                                    PART II
                                    -------

     ITEM 5.   MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED
     -------   -----------------------------------------------------------
               STOCKHOLDER  MATTERS
               --------------------

               United Water Resources' common stock is traded on the New York Stock Exchange under the symbol UWR. The high and low sales prices for United Water's common stock for 1993, 1992 and 1991 and the dividends paid on the common stock each quarter were as follows:

(dollars)                 STOCK PRICE      DIVIDEND
- -----------           -------------------  --------

             QUARTER  HIGH         LOW
             -------  ------       ------

  1993       Fourth   15.750       14.000       .23
             Third    15.750       14.750       .23
             Second   15.875       14.750       .23
             First    15.875       14.375       .23
             -------  ------       ------  --------

  1992       Fourth   15.500       13.375       .23
             Third    15.875       13.500       .23
             Second   15.000       13.000       .23
             First    16.625       13.250       .23
             -------  ------       ------  --------

  1991       Fourth   16.625       14.000       .23
             Third    15.250       13.375       .23
             Second   15.375       12.750       .23
             First    15.000       10.875       .22
             -------  ------       ------  --------

     The high and low stock prices from January 1 to February 28, 1994, were
     14.750 and 13.750.
     The number of holders of record of United Water's common stock as of January 31, 1994 were 19,099.

                          United Water Resources Inc.

ITEM 6.   SELECTED  FINANCIAL DATA
- --------  -------------------------
                                                    Year Ended December 31,
                               -----------------------------------------------------------------
                                 1993       1992       1991        1990       1989
                                              (thousands, except per share data)
                               -----------------------------------------------------------------
Income Statement Data
- --------------------------

   Operating revenues          $200,418   $164,869   $161,750    $164,594   $133,370

   Operating income              55,360     46,516     45,664      46,278     36,711

   Net income                    19,978     15,784     16,446      18,292     14,275

   Net income per share            1.03        .87        .96        1.10        .86

   Dividends paid per share    $    .92   $    .92   $    .91    $    .88   $    .88

=================================================================================================

Balance Sheet Data (at end of period)
- -------------------------------------


   Total assets                $740,526   $691,659   $667,933    $636,781   $553,660

   Long-term debt               276,753    294,169    301,730     251,062    253,644

Preferred stock without
mandatory redemption              9,000     9,000      9,000        9,000      9,000

Preferred stock with
mandatory redemption           $ 23,840  $ 24,100  $  9,360      $ 10,910   $ 12,510

                          United Water Resources Inc.

     ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION
     -------   -----------------------------------------------------------------
               AND  RESULTS  OF  OPERATIONS
               ----------------------------
     LIQUIDITY AND CAPITAL RESOURCES
     CAPITAL REQUIREMENTS

               United Water Resources' (United Water) existing utility subsidiaries expect to spend $89 million on construction programs over the next five years. Expenditures in 1994 and 1995 are projected to be $16.4 million and $18.1 million, respectively. These estimates are subject to continuous review and actual expenditures may vary. The construction programs include the installation of transmission and distribution facilities.

               The utilities plan to continue to fund their construction programs primarily through internal cash generation. Additional funding, as necessary, will be obtained through the sale of securities, available credit lines, and capital infusions by United Water from its dividend reinvestment and stock purchase plans. The amount and timing of the use of these proceeds and of future financings will depend on actual construction expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

               In 1991, United Water implemented two enhancements to its dividend reinvestment and stock purchase plans. The first allows plan participants to make additional cash investments in United Water shares at a 5% discount from market price with no brokerage fees. The second provides our utility customers with a 5% discount on their initial investment. The amount received from all plans was: 1993-$20.5 million; 1992-$17.3 million; 1991-$9.7 million.

               In July 1993, Hackensack Water Company (Hackensack) redeemed $10 million of its $20 million, 9-3/4% Series First Mortgage Bonds, due 2006. Hackensack redeemed the remaining $10 million in January 1994. In 1993, Hackensack filed a petition requesting the New Jersey Board of Regulatory Commissioners' (BRC) approval to issue and sell $40 million of tax-exempt refunding bonds.

                          United Water Resources Inc.

     Hackensack received BRC approval in February 1994 and plans to use the proceeds of the issue to redeem $20 million 8-3/4% bonds and $20 million 8% bonds in 1994. On March 22, 1994, Hackensack issued $20 million 5.80% 1994 Series A term bonds and $20 million 5.9% 1994 Series B term bonds, due March 1, 2024.

               In November 1993, Rivervale Realty Company (Rivervale) reduced its existing $9.5 million Atrium building mortgage by $1.5 million and refinanced the remaining $8.0 million with a floating rate term loan, due 2000. The interest rate will be established every 30 days and is based on London Interbank Offered Rate (LIBOR) plus a premium (4.25% at December 31,
     1993).

               In December 1993, the New York State Environmental Facilities Corporation (EFC) issued $12 million of 5.65% tax-exempt Water Facilities Revenue Bonds (1993 Bonds) due in 2023 with optional redemption provisions on behalf of Spring Valley Water Company Incorporated (Spring Valley). The proceeds will be used to finance certain construction projects through 1995.

               At December 31, 1993, United Water had available $57.5 million of unused short-term bank lines of credit and $9 million in cash and temporary investments.

     MERGER
     ------
               On September 15, 1993, United Water entered into a definitive agreement to merge with GWC Corporation (GWC), a company based in Wilmington, Delaware. GWC is the parent company of General Waterworks Corporation (General Waterworks), a utility holding company. Under the terms of the agreement, GWC will merge into United Water so that General Waterworks will become a wholly-owned subsidiary of United Water through an exchange of common stock, convertible preference stock, and cash for GWC common stock. The total value of the transaction is approximately $196 million. Lyonnaise des Eaux-Dumez (Lyonnaise), the majority shareholder of GWC, will receive 70% of its consideration in common stock of United Water at a ratio of 1.2 shares of United Water to 1 share of GWC

                          United Water Resources Inc.

     and the remaining 30% in convertible preference stock. The minority shareholders of GWC will receive 70% of their consideration in common stock of United Water at a ratio of 1.2 shares of United Water to 1 share of GWC. They will also have a choice of taking the remaining 30% in either (i) cash equal to 1.2 times the average market price of United Water common stock on the New York Stock Exchange for 20 trading days prior to the closing, or
     (ii) an equivalent value of United Water convertible preference stock. The merger is expected to be tax free to the extent common shareholders of GWC receive common stock or preference stock of United Water.

               On November 30, 1993, the boards of directors of United Water and GWC voted to proceed with the proposed merger subject to various closing conditions. These include approvals from the shareholders of both companies and certain state regulatory agencies. A registration statement (S-4) and joint proxy statement was filed with the Securities and Exchange Commission on February 3, 1994. On March 10, 1994, special shareholder meetings of both companies were held to vote on the merger proposal, resulting in the shareholders of United Water and GWC overwhelmingly approving the companies' merger agreement.

               Lyonnaise, a French multi-national corporation and one of Europe's largest water purveyors, currently owns approximately 82% of GWC shares. Lyonnaise voted its shares for the merger in the same proportion as the minority shareholders of GWC. Under the terms of the agreement, Lyonnaise will own approximately 26% of the outstanding United Water shares after the merger. Lyonnaise will enter into a 12-year Governance Agreement with United Water which, subject to certain conditions, will govern the relationship of the parties.

               As a result of the merger, United Water will become the second largest investor-owned water utility in the country. The service territory will serve more than 2 million people in 14 states. Utility operating revenues are anticipated to double and consolidated assets are expected to exceed $1 billion.

                          United Water Resources Inc.


     RATE MATTERS

     SPRING VALLEY

               In 1990 and 1989, Spring Valley deferred revenues totaling $505,000 and $1.2 million, respectively, related to reductions in pension expense and federal income tax rates pursuant to a New York Public Service Commission (PSC) order. As a result of the September 1990 rate application settlement with the PSC, Spring Valley began to refund these revenues to customers. In February 1993, Spring Valley implemented a September 1992 PSC decision which revised its tariff design and discontinued the application of federal income tax revenue credits on customer bills.
     Spring Valley is using unamortized revenue deferrals to recover the cost of a customer conservation program which began in the second quarter of 1993 and is anticipated to conclude in 1995.

               In July 1992, Spring Valley applied to the PSC for permission to increase its annual revenues by $5 million, or 14.4%, to offset the effects of continued investment in plant facilities and increases in operating expenses. On May 12, 1993, the PSC rendered its decision. The PSC Opinion No. 93-9 allowed Spring Valley an overall rate of return of 8.75% and a return on equity of 10.5%. The opinion provided for an increase in annual revenues of approximately $1.9 million, or 5.7%, which became effective on May 30, 1993. The PSC also allowed Spring Valley to recover approximately $850,000 of previously deferred expenses and required it to refund certain revenue credits of approximately $1 million immediately. This action, which resulted in a one-time increase in revenues and various expenses in the second quarter of 1993, did not have a material effect on net income. The PSC's decision also permitted Spring Valley to submit a second stage filing after February 1, 1994 to recover increases in property taxes, salaries and wages, and medical benefits that were not provided for in their previous determination. In addition, in its second stage filing, Spring Valley will seek rate recognition of its other postretirement benefits on an accrual basis. In February 1994, Spring Valley filed a request to

                          United Water Resources Inc.

     increase revenues by approximately $1.6 million, or 4.4%. Spring Valley anticipates a PSC decision on its request in April 1994.

               The PSC's May 1993 decision also directed Spring Valley to institute a Revenue Reconciliation Clause (RRC), which requires Spring Valley to reconcile billed revenues with the pro forma revenues that were used to set rates. Any variances outside a 1% range are accrued or deferred for subsequent recovery from or refund to customers. As a result of the hot weather experienced during the summer of 1993, the RRC resulted in the deferral of $1.4 million, which will be used to recover certain deferred costs. The remaining balance will be refunded to Spring Valley customers along with previous RRC credit balances over a three-year period beginning in July 1994.

               In 1990, the PSC modified its earlier decision regarding the 1985 transfer of 23 acres of land from Spring Valley to Rivervale. They ordered Spring Valley to record a deferred credit that reduced rate base by $1.9 million. In 1991, Spring Valley filed an appeal with the New York State Supreme Court-Appellate Division. In February 1992, a decision was rendered on the appeal affirming the PSC order. The effect of that decision on United Water has been recognized by an after-tax charge against income of $809,000 in 1991. Spring Valley has submitted a proposal to the PSC to make a one-time customer refund through bill credits of a portion of the deferred credit. A PSC decision is anticipated in April 1994.

     HACKENSACK WATER

               Based upon decisions that were rendered by the New Jersey Watershed Property Review Board on July 6, 1993, and the BRC on August 5, 1993, several lawsuits were settled between Hackensack and two environmental groups related to the land transfers that occurred in 1984 and 1990.

               The settlement upheld the 1990 transfer from Hackensack to Rivervale of approximately 290 acres of land that are unconditionally and permanently deed restricted to golf course and country club

                          United Water Resources Inc.

     uses. The settlement also required Hackensack to reacquire 355 acres of land which were transferred to Rivervale in 1984. This acreage was added to Hackensack's reservoir protective holdings and rate base.

               The transfer price of the acreage being returned to Hackensack's plant accounts was valued at $26 million, reflecting development approvals that occurred during the nine years that the land was held by Rivervale. Approximately $11 million (which includes interest) in proceeds from the 1990 golf course transfer to Rivervale was deferred for refund to Hackensack customers. To permanently reduce the rate impact of the reacquisition by Hackensack of the 355 acres, $4 million of the proceeds was applied against the utility plant accounts resulting in a net increase in utility rate base of $22 million. The remaining $7 million of the proceeds are being applied as credits on customer bills to completely offset the impact of the rate increase of approximately 3.1%, or $3.5 million, which became effective October 12, 1993, in recognition of the increment to Hackensack's rate base. It is anticipated that the credits on customer bills will be made for approximately two years. Due to regulatory treatment, the effects of the intercompany transaction were not eliminated in consolidation.

     REAL ESTATE ACTIVITIES

               The intercompany land transfer settlement discussed above had a positive impact on Rivervale's revenues. Rivervale continues to receive municipal and other governmental approvals for projects in New Jersey and New York. Various approvals have been received pertaining to 198 acres of property in several parcels in northern New Jersey and southern New York. Rivervale is pursuing joint ventures, sales, or direct development opportunities for selected properties in its portfolio. Applications are pending for projects on another 137 acres.

               Funding for Rivervale's real estate activities is anticipated to be obtained from internally generated funds from the sales of properties, rental income, revenues from golf course operations, consulting activities, and borrowings and advances from United Water, as required. The timing and

                          United Water Resources Inc.

     magnitude of additional funding for development activities will depend upon the attainment of necessary approvals and market conditions.

               Rivervale currently projects spending $27 million over the next five years for capital expenditures on its existing portfolio. Expenditures in 1994 and 1995 are projected to be $4.8 million and $2.5 million, respectively. Funding for these expenditures is projected to be available from internally generated cash.

     RESULTS OF OPERATIONS

     OVERVIEW

               United Water's consolidated net income for 1993 of $20 million increased 27% from $15.8 million in 1992. Net income per common share for 1993 was $1.03 versus 87 cents for the same period last year, despite a 6.9% rise in the average number of common shares outstanding. This increase in consolidated net income is primarily attributable to the settlement of litigation surrounding the land transfers as well as the contribution from utility operations.

     REVENUES
               The increases (decreases) in revenues from the prior periods are attributable to the following factors:

    OPERATING REVENUES       1993 VS. 1992     1992 VS. 1991
                             --------------  -----------------
   (thousands of dollars)
- ---------------------------

   Utilities:
      Rate impact            $ 1,952   1.2%  $ 4,344     2.7%
      Consumption              9,245   5.6%   (7,437)   (4.6%)
   Real estate                23,204  14.1%    6,671     4.1%
   Other operations            1,148   0.7%     (459)  (0.3%)
- ---------------------------  -------  ----   -------   -----
                             $35,549  21.6%  $ 3,119     1.9%
                             -------  ----   -------   -----

                          United Water Resources Inc.

               The rate impact of 1.2% in utility revenues in 1993 resulted from a 5.7% Spring Valley rate increase in May 1993, a 3.1% Hackensack rate increase in October 1993 and the recognition of approximately $1 million of deferred revenue credits relating to Spring Valley's rate case.

               The 5.6% consumption impact on utility revenues in 1993 is attributable to the 6.8% and 4.6% increase in Hackensack's and Spring Valley's consumption, respectively, due to an unusually warm and dry summer. Pursuant to the PSC Revenue Reconciliation Clause, Spring Valley deferred $1.4 million of revenues in 1993.

               The $23.2 million or 14.1% increase in real estate revenues was the result of a $26 million land transfer between Hackensack and Rivervale, offset by reduced revenues of land sales to third parties.

               Total revenues in 1992 were 1.9% above those in 1991, reflecting the contribution of approximately $4.7 million from real estate sales and $2 million from rental activities and reduced customer usage compared with 1991, when the utilities set new daily pumping records during a dry summer.

                          United Water Resources Inc.


COSTS AND EXPENSES

               The changes in operating expenses from the prior years were due to the following:

 OPERATION AND MAINTENANCE EXPENSES   1993 VS. 1992    1992 VS. 1991
                                      --------------  ----------------
   (thousands of dollars)
- ------------------------------------

   Operation                          $24,689  37.8%  $ 2,043     3.2%
   Maintenance                            527   5.4%      755     8.3%

       Operation and Maintenance       25,216  33.5%    2,798     3.9%

   Depreciation                           326   2.3%      801     6.1%
   General taxes                      $ 1,163   4.0%  $(1,332)  (4.4%)
- ------------------------------------  -------  ----   -------   -----

               Operation and maintenance expenses increased $25.2 million or 33.5% from 1992. This increase is primarily due to expenses related to the cost of the transferred real estate of $15.5 million, a $4.1 million valuation reserve relating to Rivervale properties, and the recognition of deferred expenses relating to the Spring Valley rate case of approximately $850,000. Higher operational expenses due to greater system demands, contracted labor costs, and higher salaries and wages also contributed to this increase. The 3.9% increase in 1992 over 1991 was primarily attributable to costs of property sold associated with real estate activities.

               Depreciation increased by 2.3% in 1993 and 6.1% in 1992. The higher depreciation expense in both years was primarily due to additional facilities placed in service and the application of higher utility depreciation rates resulting from Hackensack's rate settlement, which was effective in the second quarter of 1991, and the increase in Spring Valley's composite rates from 2% to 2.2% in the second quarter of 1993.

               General taxes increased $1.2 million, or 4%, over 1992, due principally to higher revenue based taxes of 2.1% and an increase of 8.4% in property related taxes. The decline in general taxes of $1.3 million, or 4.4%, in 1992 from 1991 is mainly attributable to the 9.4% decrease in revenue based taxes which was offset by a 13.7% increase in property related taxes.

                          United Water Resources Inc.

     INTEREST AND OTHER

               Consolidated interest expense decreased 1% in 1993 from 1992 and 2% from 1991, due to lower interest rates on short-term borrowings, the reduction of long-term debt and an increase in short-term borrowings.

               In 1992, the allowance for funds used during construction decreased 32% from 1991 following the recognition of additional expenditures related to utility plant being placed in service.

               Other income in 1992 decreased 49% from 1991, due to a reduction in interest rates, average temporary cash investments and funds held on deposit.

     INCOME TAXES

               The effective income tax rates on income before preferred stock dividends were 36% in 1993, 31.1% in 1992 and 31.3% in 1991. In 1993, the
     provision for income taxes increased $4.5 million, or 56.2% over 1992, due mainly to the effect of the land transfer, higher water sales, the Spring Valley rate decision and the increase in the federal income tax rate. The rate decision resulted in the recognition of deferred IRS audit adjustments of $946,000 relating to the previously settled 1981 through 1988 IRS audit. In 1992, the provision for income taxes decreased 1% from 1991 primarily as the result of lower pre-tax earnings. An analysis of income taxes is included in Note 10 to the financial statements.

     EFFECTS OF INFLATION

               Operating income from utility operations is normally not materially affected by inflation because cost increases generally lead to proportionate increases in revenues allowed through the regulatory process. However, there is a lag in the recovery of higher expenses through the regulatory process, and therefore, high inflation could have a detrimental effect on the company until rate increases are received.

                          United Water Resources Inc.

     Conversely, lower inflation and lower interest rates tend to result in reductions in the rates of return allowed by the utility commissions, as has happened over the last several years.

                          United Water Resources Inc.

     ITEM 8.   INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  AND
     -------   ----------------------------------------------------
               SUPPLEMENTARY  DATA
               -------------------

                                                                           PAGE
                                                                           ----
       Index to Financial Statements

   (1) Financial Statements:

          Report of Independent Accountants                                  29

          Consolidated Balance Sheet at
           December 31, 1993 and 1992                                        30

          Statement of Consolidated Income for each of the
           years ended December 31, 1993, 1992 and 1991                      31

          Statement of Consolidated Common Equity for each of
           the years ended December 31, 1993, 1992 and 1991                  31

          Statement of Consolidated Cash Flows for each of the
           years ended December 31, 1993, 1992 and 1991                      32

          Statement of Consolidated Capitalization at
           December 31, 1993 and 1992                                        33

          Notes to Consolidated Financial Statements                         34

   (2) Financial Statement Schedules:
         For the three years ended December 31, 1993

          II -      Consolidated Amounts Receivable from Employees           64

          V  -      Consolidated Property, Plant and Equipment               65

          VI -      Consolidated Accumulated Depreciation,
                     Depletion and Amortization of Property,
                     Plant and Equipment                                     68

          VIII -    Consolidated Valuation and Qualifying Accounts           70

          IX -      Consolidated Short Term Borrowings                       71

          X  -      Consolidated Supplementary Income Statement
                    Information                                              72

     All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Financial statements of one 50%-owned company have been omitted because the registrant's proportionate share of net income and total assets of the company is less than 20% of the respective consolidated amounts, and the investment in and the amount advanced to the company is less than 20% of consolidated total assets.

                          United Water Resources Inc.


                       REPORT OF INDEPENDENT ACCOUNTANTS


     The Board of Directors
     United Water Resources



             In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United Water Resources and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

             As discussed in Notes 8 and 10 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions and income taxes, effective January 1, 1993.

     PRICE WATERHOUSE
     Hackensack, New Jersey
     February 24, 1994

                           CONSOLIDATED BALANCE SHEET

                    United Water Resources and Subsidiaries


                                                                            December 31,
                        (thousands of dollars)                             1993      1992
- -----------------------------------------------------------------------  --------  --------

   ASSETS
   UTILITY PLANT, including $5,815 and $4,514 under construction         $605,668  $569,364
    LESS-accumulated depreciation                                         103,557    95,203
                                                                         --------  --------

                                                                          502,111   474,161
                                                                         --------  --------

   REAL ESTATE AND OTHER PROPERTIES, less accumulated depreciation of
    $10,889 and $8,883                                                     96,312   111,720
                                                                         --------  --------

   CURRENT ASSETS:
    Cash and temporary cash investments                                     8,933    17,994
    Construction funds                                                      8,502        --
    Accounts receivable, less allowance of $1,273 and $1,272               21,152    20,798
    Unbilled revenues                                                       9,392     8,719
    Materials and supplies                                                  2,422     2,542
    Prepayments                                                             8,213     6,456
                                                                         --------  --------

                                                                           58,614    56,509
                                                                         --------  --------

   DEFERRED CHARGES AND OTHER ASSETS:
    Unamortized debt expense                                               15,276    15,395
    Prepaid and deferred employee benefits                                 10,569     5,268
    Recoverable income taxes                                               26,384        --
    Other deferred charges and assets                                      31,260    28,606
                                                                         --------  --------

                                                                           83,489    49,269
                                                                         --------  --------

                                                                         $740,526  $691,659
                                                                         ========  ========
   CAPITALIZATION AND LIABILITIES
   CAPITALIZATION:
    Common stock and retained earnings                                   $202,110  $179,529
    Preferred stock without mandatory redemption                            9,000     9,000
    Preferred stock with mandatory redemption                              23,840    24,100
    Long-term debt                                                        276,753   294,169
                                                                         --------  --------

                                                                          511,703   506,798
                                                                         --------  --------

   CURRENT LIABILITIES:
    Notes payable                                                          15,500    19,000
    Preferred stock and long-term debt due within one year                 16,843     2,014
    Accounts payable and other accruals                                    12,066     9,600
    Accrued taxes                                                          20,454    19,192
    Accrued interest                                                        6,590     7,095
    Accrued customer benefits                                               6,771    11,191
                                                                         --------  --------

                                                                           78,224    68,092
                                                                         --------  --------

   DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes and investment tax credits                      104,864    68,213
    Customer advances for construction                                      9,319    11,352
    Contributions in aid of construction                                    7,586     7,223
    Other deferred credits and liabilities                                 28,830    29,981
                                                                         --------  --------

                                                                          150,599   116,769
                                                                         --------  --------

                                                                         $740,526  $691,659
                                                                         ========  ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        STATEMENT OF CONSOLIDATED INCOME

                    United Water Resources and Subsidiaries

- -----------------------------------------------------------------------------------
   (thousands of dollars except per share data)       1993       1992       1991
- --------------------------------------------------  ---------  ---------  ---------
   OPERATING REVENUES                               $200,418   $164,869   $161,750
                                                    --------   --------   --------

   OPERATING EXPENSES:
    Operation and maintenance                        100,436     75,220     72,422
    Depreciation                                      14,276     13,950     13,149
    General taxes                                     30,346     29,183     30,515
                                                    --------   --------   --------

    TOTAL OPERATING EXPENSES                         145,058    118,353    116,086
                                                    --------   --------   --------

   OPERATING INCOME                                   55,360     46,516     45,664
                                                    --------   --------   --------

   INTEREST AND OTHER EXPENSES:
    Interest expense, net of amount capitalized       22,023     22,186     22,597
    Allowance for funds used during construction        (617)      (573)      (845)
    Preferred stock dividends of subsidiaries          2,338      2,088      1,351
    Other income                                        (942)    (1,023)    (1,993)
                                                    --------   --------   --------

    TOTAL INTEREST AND OTHER EXPENSES                 22,802     22,678     21,110
                                                    --------   --------   --------

   INCOME BEFORE INCOME TAXES                         32,558     23,838     24,554
                                                    --------   --------   --------

   PROVISION FOR INCOME TAXES                         12,580      8,054      8,112
                                                    --------   --------   --------

   NET INCOME                                       $ 19,978   $ 15,784   $ 16,442
                                                    ========   ========   ========
     AVERAGE COMMON SHARES OUTSTANDING (thousands)    19,428     18,178     17,076
     NET INCOME PER COMMON SHARE                    $   1.03   $    .87   $    .96
- -----------------------------------------------------------------------------------



                    STATEMENT OF CONSOLIDATED COMMON EQUITY

                    United Water Resources and Subsidiaries

                                                                     Common Stock
                                                           --------------------------------
                                                             NUMBER               RETAINED
                       (thousands)                         OF SHARES    AMOUNT    EARNINGS
- ---------------------------------------------------------  ----------  ---------  ---------
   BALANCE AT DECEMBER 31, 1990                               16,794   $ 90,967   $ 61,932
    Dividend reinvestment and stock purchase plans               731      9,714         --
    Repurchase of common stock                                    (2)       (19)        --
    Net income                                                    --         --     16,442
    Cash dividends paid on common stock, $.91 per share           --         --    (15,518)
- ---------------------------------------------------------     ------   --------   --------
   BALANCE AT DECEMBER 31, 1991                               17,523    100,662     62,856
    Dividend reinvestment and stock purchase plans             1,275     17,286         --
    Net income                                                    --         --     15,784
    Cash dividends paid on common stock, $.92 per share           --         --    (16,760)
    Preferred stock issuance expenses                             --         --       (299)
- ---------------------------------------------------------     ------   --------   --------
   BALANCE AT DECEMBER 31, 1992                               18,798    117,948     61,581
    Dividend reinvestment and stock purchase plans             1,418     20,508         --
    Net income                                                    --         --     19,978
    Cash dividends paid on common stock, $.92 per share           --         --    (17,905)
- ---------------------------------------------------------     ------   --------   --------
   BALANCE AT DECEMBER 31, 1993                               20,216   $138,456   $ 63,654
- -------------------------------------------------------------------------------------------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                    United Water Resources and Subsidiaries

- ----------------------------------------------------------------------------------------------------
(thousands of dollars)                                               1993       1992       1991
- -------------------------------------------------------------------  ---------  ---------  ---------

   OPERATING ACTIVITIES:
    NET INCOME                                                       $ 19,978   $ 15,784   $ 16,442
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                     15,476     14,765     13,717
     Deferred income taxes and investment tax credits, net             36,651      6,065        (73)
     Valuation reserve                                                  4,111         --         --
     Gain on land transfer                                            (10,519)        --         --
     Allowance for funds used during construction (AFUDC)                (617)      (573)      (845)
     Changes in assets and liabilities:
      Accounts receivable                                                (354)       736     (5,155)
      Unbilled revenues                                                  (673)       192       (870)
      Prepayments                                                      (1,757)    (1,197)       256
      Prepaid and deferred employee benefits                           (5,301)    (4,959)      (309)
      Recoverable income taxes                                        (26,384)        --         --
      Accounts payable and other accruals                               2,466       (730)    (5,670)
      Accrued taxes                                                     1,262     (2,512)     3,824
      Accrued interest                                                   (505)       (17)       239
      Accrued customer benefits                                          (420)       129        140
      Other, net                                                       (5,625)    (1,704)    18,082
                                                                     --------   --------   --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                        27,789     25,979     39,778
                                                                     --------   --------   --------

   INVESTING ACTIVITIES:
    Additions to utility plant (excludes AFUDC)                       (15,986)   (14,066)   (16,079)
    Additions to real estate and other properties                      (6,948)    (7,516)   (50,640)
    Investments in construction funds                                  (8,502)        --        748
                                                                     --------   --------   --------

      NET CASH USED IN INVESTING ACTIVITIES                           (31,436)   (21,582)   (65,971)
                                                                     --------   --------   --------

   FINANCING ACTIVITIES:
    Change in notes payable                                            (3,500)    (1,250)    (2,338)
    Additional long-term debt                                          19,700      1,114     36,991
    Reduction in preferred stock and long-term debt                   (22,547)    (8,885)   (13,853)
    Issuance of common stock                                           20,508     17,286      9,714
    Issuance of preferred stock                                            --     15,000         --
    Repurchases of common stock                                            --         --        (19)
    Dividends on common stock                                         (17,905)   (16,760)   (15,518)
    Contributions and advances for construction                        (1,670)       372       (774)
                                                                     --------   --------   --------

      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 (5,414)     6,877     14,203
                                                                     --------   --------   --------

   NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS      (9,061)    11,274    (11,990)
   CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR            17,994      6,720     18,710
                                                                     --------   --------   --------

   CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR                $  8,933   $ 17,994   $  6,720
                                                                     ========   ========   ========

     Supplemental disclosures of cash flow information:
      Cash paid during the year for:
       Interest (net of amount capitalized)     $ 21,328    $ 21,388    $ 21,790
       Income taxes                             $  2,915    $  5,023    $  6,215



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    STATEMENT OF CONSOLIDATED CAPITALIZATION

                    United Water Resources and Subsidiaries


                                                                                 December 31,
   (thousands of dollars)                                                       1993       1992
- --------------------------------------------------------------------------  --------   --------
   COMMON STOCK AND RETAINED EARNINGS:
   Common stock, no par value--authorized 50,000,000 shares                 $155,085   $134,598
   Less treasury shares, at cost                                             (16,629)   (16,650)
   Retained earnings                                                          63,654     61,581
                                                                            --------   --------

       TOTAL COMMON STOCK AND RETAINED EARNINGS                              202,110    179,529
                                                                            --------   --------

   CUMULATIVE PREFERRED STOCK:
    Hackensack Water Company, authorized 2,000,000 shares,
     stated value--$100 per share, issuable in series:
      4-1/2% Series, authorized and outstanding 30,000 shares                  3,000      3,000
      4.55% Series, authorized and outstanding 60,000 shares                   6,000      6,000
                                                                            --------   --------

       TOTAL PREFERRED STOCK WITHOUT MANDATORY REDEMPTION                      9,000      9,000
                                                                            --------   --------

      5% Series, authorized and currently outstanding 9,000 shares               840        900
      7-3/8% Series, authorized and currently outstanding 150,000 shares      15,000     15,000

    Spring Valley Water Company Incorporated, authorized 100,000 shares, stated value--$100 per share, issuable in series:
      $8.75 Series, authorized and currently outstanding 32,000 shares         3,000      3,200
      $9.84 Series, authorized and currently outstanding 50,000 shares         5,000      5,000
                                                                            --------   --------

       TOTAL PREFERRED STOCK WITH MANDATORY REDEMPTION                        23,840     24,100
                                                                            --------   --------

       TOTAL CUMULATIVE PREFERRED STOCK                                       32,840     33,100
                                                                            --------   --------

   LONG-TERM DEBT:
    Hackensack Water Company
     First mortgage bonds:
      5-5/8% Series, due 1997                                                  5,000      5,000
      9-3/4% Series, due 2006                                                     --     20,000
      8% Series, 1980 EDA Bonds, due 2010                                     20,000     20,000
      7 to 8-3/4% Series, 1987 EDA Bonds, due 2017                            50,000     50,000
     6 to 7% Promissory notes, 1986 EDA Bonds, due 1997-2019                 100,000    100,000

    Spring Valley Water Company Incorporated
     First mortgage bonds:
      4.7% Series E, due 1994                                                     --      5,000
      5-5/8% Series F, due 1997                                                4,000      4,000
      9-3/8% Series G, due 2001, annual sinking fund of $300                   2,100      2,400
     8.30% Promissory notes, due 1998, annual payments of $550                 2,750      3,300
     7.70 to 8% Promissory notes, 1988 EFC Bonds, due 2018                    27,000     27,000
     5.65% Promissory notes, 1993 EFC Bonds, due 2023                         12,000         --

    United Water Resources
     9.38% Promissory notes due 2019                                          25,000     25,000
     Floating rate LIBOR-based term loan, due 1994                             3,167      4,500

    Laboratory Resources
     Floating prime rate term loan, due 1997                                     260        380

    Rivervale Realty Company
     9.75 to 10.00%, mortgage notes due 2001-2006                             17,776     27,589
    Floating rate LIBOR-based term loan, due 2000                              7,700         --
                                                                            --------   --------

       TOTAL LONG-TERM DEBT                                                  276,753    294,169
                                                                            --------   --------

       TOTAL CAPITALIZATION                                                 $511,703   $506,798
                                                                            ========   ========



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          United Water Resources Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               The consolidated financial statements include the accounts of United Water Resources and its wholly owned subsidiaries (United Water).

               United Water's principal utility subsidiaries, Hackensack Water Company (Hackensack) and Spring Valley Water Company Incorporated (Spring Valley), are subject to regulation by the New Jersey Board of Regulatory Commissioners (BRC) and the New York Public Service Commission (PSC), respectively. Their accounting policies comply with the applicable uniform systems of accounts prescribed by these regulatory commissions and conform to generally accepted accounting principles as applied to rate regulated public utilities, which allows, among other things, the recognition of intercompany profit in situations where it is probable such profit will be recovered in the ratemaking process.

               UTILITY PLANT: Utility plant is recorded at cost, which includes direct and indirect labor and material costs associated with construction activities, related operating overheads and an allowance for funds used during construction (AFUDC). AFUDC is not current cash income; it represents the cost of borrowed funds used for construction purposes and a reasonable rate on other funds used. The amount of AFUDC related to equity funds was: 1993-$359,000; 1992-$275,000; 1991-$399,000.

               Utility property retired or otherwise disposed of in the normal course of business is charged to accumulated depreciation, with salvage (net of removal cost) credited thereto, and no gain or loss is recognized. The costs of property repairs, replacements and renewals of minor property items are included in maintenance expense.

               Utility plant includes Hackensack's 50% interest in the Wanaque South Water Supply Project, which, at original cost, totaled $51 million at December 31, 1993 and 1992. The net book value

                          United Water Resources Inc.

     at December 31, 1993 was $46 million and $46.8 million at December 31, 1992. Hackensack's share of project operating expenses is included in United Water's consolidated operation and maintenance expenses.

               REAL ESTATE: Real estate properties are carried at the lower of cost, which includes original purchase price and direct development costs, or net realizable value. Real estate taxes and interest costs are capitalized during the development period. The amount of interest capitalized in 1993 was $2.6 million and $3 million in 1992 and 1991. Real estate operating revenues include rental income, proceeds from the disposition of real estate properties and revenues from golf course operations.

               Proceeds and costs related to pending real estate transactions which do not qualify as completed sales for accounting purposes have been recorded under the deposit method. At December 31, 1993 and 1992, pending proceeds of approximately $17 million have been recorded as deferred credits.

               UNAMORTIZED DEBT EXPENSE: Debt premium, debt discount and debt expense are amortized to income over the lives of the applicable issues.

               PREPAID AND DEFERRED EMPLOYEE BENEFITS: As of December 31, 1993, the prepaid employee benefits include $5.9 million of prepaid pension costs and $4.6 million of prepaid and deferred postretirement health care benefits. Most of the postretirement costs relate to employees and retirees of Hackensack and Spring Valley. Hackensack and Spring Valley have been advised by the BRC and PSC, respectively, that they are allowed to defer accrued postretirement health care costs in excess of amounts included in rates. At December 31, 1993, $3.4 million was deferred for recovery in future rates.

               REVENUES: Hackensack records on its books the estimated amount of accrued but unbilled revenues. Spring Valley does not accrue unbilled revenues. Spring Valley currently has $3.8 million of unamortized revenue deferrals which are available to offset other incremental deferred costs or be refunded to customers over a three-year period. Pursuant to PSC orders, Spring Valley refunded $2.3 million, $1.4 million, and $1.9 million of these revenues to customers in 1993, 1992, and 1991, respectively. Spring Valley also deferred revenues of $1.4 million, $392,000, and $1.9 million in 1993, 1992, and 1991,

                          United Water Resources Inc.

     respectively. These deferrals were related to revenues in excess of amounts allowed in rates, reductions in federal income taxes and reductions in pension expenses.

               DEPRECIATION: Depreciation of plant and real estate properties is computed on the straight-line method based on the estimated service lives of the properties. Utility plant depreciation rates are prescribed by the regulatory commissions. The provisions for depreciation in 1993, 1992 and 1991 were equivalent to 2.2%, 2.2%, and 2.1%, respectively, of average depreciable utility plant in service. For federal income tax purposes, depreciation is computed using accelerated methods and, in general, with shorter depreciable lives as permitted under the Internal Revenue Code.

               INCOME TAXES: United Water files a consolidated federal income tax return. Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the company to adjust its recorded deferred income tax balances to reflect an estimate of its future tax liability based on temporary differences between the financial and tax basis of assets and liabilities. This adjustment includes deferred taxes for utility temporary differences not previously recognized. It also includes the effect on the liability of changes in tax laws and rates. The adoption of SFAS No. 109 resulted in the recording of a deferred tax liability and recoverable income taxes of $20.2 million at January 1, 1993, which is reflected on the balance sheet, with no material effect on net income. The recoverable income taxes represent the probable future increase in revenues that will be received through future ratemaking proceedings for the recovery of these deferred taxes.

               For 1992 and 1991, the provision for income taxes represents the estimated amounts payable for the period and net deferred taxes relating to differences between income for accounting and tax purposes for certain items as discussed in Note 10. Deferred taxes were provided for timing differences between financial and income tax reporting, except where not allowed by regulation.

                          United Water Resources Inc.

               Investment tax credits arising from property additions are deferred and amortized over the estimated service lives of the related properties.

               STATEMENT OF CASH FLOWS: United Water considers all highly liquid investments with original maturities of three months or less to be temporary cash investments.

                          United Water Resources Inc.

     NOTE 2 - SHORT-TERM BORROWING AGREEMENTS:

               United Water has credit lines with several banks which allow for aggregate short-term borrowings of up to $73 million. Borrowings under these credit lines bear interest at a rate between the London Interbank Offered Rate (LIBOR) and the prime lending rate. There was $15.5 million outstanding on these lines at December 31, 1993, at interest rates ranging from 3.5% to 4.4%.

               United Water maintains balances and pays commitment fees under arrangements with certain of these banks to compensate them for services and to support these lines of credit. There are no legal restrictions placed on the withdrawal or other use of these bank balances.

                          United Water Resources Inc.


     NOTE 3 - LONG-TERM DEBT:

               Long-term debt repayable over the next five years is: 1994-$19.8 million; 1995-$1.6 million; $1996-$1.7 million; 1997-$12.6 million and
     1998-$3.6 million. Substantially all of the utility plant is subject to first mortgage liens.

               In July 1993, Hackensack redeemed $10 million of its $20 million, 9-3/4% Series, First Mortgage Bonds, due 2006. Hackensack redeemed the remaining $10 million in January 1994. In 1993, Hackensack filed a petition requesting BRC approval to issue and sell $40 million of tax-exempt refunding bonds. Hackensack received BRC approval in February 1994 and plans to use the proceeds of the issue to redeem $20 million 8-3/4% bonds and $20 million 8% bonds in 1994. On March 22, 1994, Hackensack issued $20 million 5.80% 1994 Series A term bonds and $20 million 5.90% 1994 Series B term bonds, due March 1, 2024.

               In November 1993, Rivervale reduced its existing $9.5 million Atrium building mortgage by $1.5 million and refinanced the remaining $8 million with a floating rate term loan due 2000. The interest rate will be established every 30 days and is based on LIBOR plus a premium (4.25% at December 31, 1993).

               In December 1993, the New York State Environmental Facilities Corporation (EFC) issued $12 million of 5.65%, tax-exempt, Water Facilities Revenue Bonds (1993 Bonds) due 2023 with optional redemption provisions on behalf of Spring Valley to finance construction programs through 1995. The bonds are insured as to the payment of interest and principal by the AMBAC Indemnity Corporation.

               In February 1992, Laboratory Resources obtained a $600,000 loan to finance leasehold improvements at its new facility. The loan bears interest at a floating prime (6% at December 31, 1993) with a maturity date of March 1997. Principal is payable in monthly installments.

                          United Water Resources Inc.


               In May 1991, United Water obtained a $5 million loan to finance an investment in an unaffiliated New Jersey water company. The loan bears interest at floating LIBOR (4.8125% at December 31, 1993) with a maturity date of October 1994. Management expects to refinance this loan on a long-term basis.

                          United Water Resources Inc.


     NOTE 4 - CONSTRUCTION EXPENDITURES:

               The expenditures for the utilities' construction programs over the next five years are expected to total $89 million. Construction expenditures for 1994 and 1995 are estimated to be $16.4 million and $18.1 million, respectively. Rivervale currently projects spending $27 million over the next five years for capital expenditures on its current portfolio. Expenditures in 1994 and 1995 are projected to be $4.8 million and $2.5 million, respectively.

                          United Water Resources Inc.


     NOTE 5 - PREFERRED STOCK:

               Cumulative preferred stock of utility subsidiaries with mandatory redemption is subject to sinking fund requirements. These mandatory requirements total $260,000 in each of the years 1994 through 1997, and total $573,000 in 1998. In addition, optional sinking fund provisions can be exercised and redemptions made at specific prices for all preferred stock issues. Redemptions require payment of accrued and unpaid dividends to the date fixed for redemption.

               In March 1992, Hackensack issued $15 million of 7-3/8% cumulative preferred stock, with a $2.1 million annual sinking fund requirement beginning in 2001, for redemption of first mortgage bonds and to provide funds for its ongoing capital programs. Optional redemption of this new series begins in 1997.

               Cumulative preferred stock has been redeemed as follows:

 (thousands of dollars)   1993   1992    1991
- ------------------------  -----  -----  ------
     5% Series            $  60  $  60  $   60
     10-3/4% Series          --    620   1,340
     $8.75 Series           200    200     200
- ------------------------  -----  -----  ------
                          $ 260  $ 880  $1,600
                          -----  -----  ------

                          United Water Resources Inc.


     NOTE 6 - INCENTIVE STOCK PLANS:

               Under the Management Incentive Plan, the following options have been granted to key employees:

                            NUMBER OF    EXERCISE PRICE
                             OPTIONS       PER OPTION
                            ----------  ----------------

   Outstanding at
   December 31, 1990          263,081     12.27 to 17.00
    Granted                   183,250             11.375
    Exercised                  (6,408)             12.27
    Cancelled or expired      (89,678)    12.27 to 16.25
- --------------------------    -------   ----------------

   Outstanding at
   December 31, 1991          350,245    11.375 to 17.00
    Granted                   196,710             16.375
    Exercised                 (72,867)   11.375 to 12.27
    Cancelled or expired      (34,576)   11.375 to 17.00
- --------------------------    -------   ----------------

   Outstanding at
   December 31, 1992          439,512    11.375 to 17.00
    Granted                   114,960     14.50 to 15.50
    Exercised                 (18,654)   11.375 to 12.27
    Cancelled or expired       (1,255)             17.00
- --------------------------    -------   ----------------

   Outstanding at
   December 31, 1993          534,563    11.375 to 17.00
- --------------------------    -------   ----------------


               These options are currently exercisable and represent the only stock options outstanding at December 31, 1993. A total of 1,140,625 shares are reserved for issuance under the plan.

               In May 1993, the shareholders approved the creation of dividend units to be issued in conjunction with stock options granted under the plan. One dividend unit may be attached to an unexercised option to purchase a share of common stock. This will entitle the option holder to accrue the aggregate dividends actually payable on one share of common stock while the dividend unit is in effect. The dividend units are designed to create an incentive for option holders tied to the dividend payments on the common stock. United Water recorded $47,000 in 1993 of compensation expense with respect to this plan.

                          United Water Resources Inc.

               In May 1988, the shareholders approved a Restricted Stock Plan for key employees. United Water issued 7,500 shares in 1993; 16,353 shares in 1992; and 12,661 shares in 1991 in connection with the plan and such shares are earned by the recipients over a 5-year period. United Water recorded $301,000 in 1993, $241,000 in 1992 and $265,000 in 1991 of
     compensation expense with respect to this plan.

                          United Water Resources Inc.


     NOTE 7 - SHAREHOLDER RIGHTS PLAN:

               In July 1989, the board of directors of United Water approved a Shareholder Rights Plan designed to protect shareholders against unfair and unequal treatment in the event of a proposed takeover. It also guards against partial tender offers and other hostile tactics to gain control of United Water without paying all shareholders a fair price. Under the plan, each share of United Water's common stock also represents one Series A Participating Preferred Stock Purchase Right (Right) until the Rights become exercisable. The Rights attach to all of United Water's common stock outstanding as of August 1, 1989, or subsequently issued, and expire on August 1, 1999.

               The Rights would be exercisable only if a person or group acquired 20% or more of United Water's common stock or announced a tender offer that would lead to ownership by a person or group of 20% or more of the common stock.

               In certain cases where an acquirer purchased more than 20% of United Water's common stock, the Rights would allow shareholders (other than the acquirer) to purchase shares of United Water's common stock at 50% of market price, diminishing the value of the acquirer's shares and diluting the acquirer's equity position in United Water. If United Water were acquired in a merger or other business combination transaction, under certain circumstances the Rights could be used to purchase shares in the acquirer at 50% of the market price. Subject to certain conditions, if a person or group acquired 20% or more of United Water's common stock, United Water's board of directors may exchange each Right held by shareholders (other than the acquirer) for one share of common stock or 1/100 of a share of Series A Participating Preferred Stock. If an acquirer successfully purchased 80% of United Water's common stock after tendering for all of the stock, the Rights would not operate. If holders of a majority of the shares of United Water's common stock approved a proposed acquisition under specified circumstances, the Rights would be redeemed at one cent each. They could also be redeemed by United Water's board of directors for one cent each at any time prior to the acquisition of 20% of the common stock by an acquirer.

                          United Water Resources Inc.

               On September 15, 1993, United Water's Shareholder Rights Plan was amended in connection with United Water's execution of a merger agreement with GWC Corporation. The amendment generally excepts the majority stockholder of GWC Corporation and its affiliates and associates from triggering the Rights through the execution of the merger agreement, the performance of the transactions contemplated therein or otherwise.

                          United Water Resources Inc.


     NOTE 8 - EMPLOYEE BENEFITS:

     POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS:

               In January 1993, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This new standard requires that employers recognize these benefits on an accrual basis rather than on a cash basis.

               The company sponsors one non-contributory defined benefit postretirement plan that covers hospitalization, major medical benefits, and life insurance benefits for salaried and non-salaried employees. The company is funding its postretirement health care benefits through contributions to Voluntary Employees' Beneficiary Association (VEBA) Trusts.

               The following sets forth the plans' funded status reconciled with the amounts recognized in the company's balance sheet as of December 31, 1993:

    (thousands of dollars)
     Accumulated postretirement benefit obligation (APBO)
      Retirees                                                 $(14,242)
      Fully eligible actives                                     (8,482)
      Other actives                                             (12,307)
                                                               --------
         Total                                                  (35,031)

      Plan assets at fair value                                   4,724
                                                               --------
         Funded status                                          (30,307)
       Unrecognized transition obligation                        28,823
       Unrecognized loss                                          2,585
                                                               --------

       Prepaid postretirement benefit cost                     $  1,101
                                                               ========

                          United Water Resources Inc.

               Net periodic postretirement benefit cost for the year ended December 31, 1993 includes the following components:

       (thousands of dollars)

       Service cost                               $  761
       Interest cost                               2,455
       Actual return on plan assets                 (106)
       Amortization of transition obligation       1,517
       Net amortization and deferral                 (65)
                                                  ------

       Net periodic postretirement benefit cost   $4,562
                                                  ======

               The assumed discount rate is 7.75% and the expected rate of return on plan assets is 8.25%, except for Hackensack's non-bargaining plan, which has an expected after-tax yield on assets of 5%. The associated health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 1993 was 14.2%, gradually declining to 5.5% in 2002 and thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year will increase the APBO as of December 31, 1993 by $3.9 million to a total of $38.9 million and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1993 by $896,000 to a total of $5.5 million. Hackensack and Spring Valley have been advised by the BRC and PSC, respectively, that they are allowed to defer postretirement health care costs in excess of those currently included in rates. At December 31, 1993, $3.4 million was deferred for recovery in future rates. Most of the company's postretirement costs relate to employees and retirees of Hackensack and Spring Valley. Therefore, adoption of SFAS No. 106 has not had a material effect on consolidated net income.

     DEFINED BENEFIT PENSION PLAN:

               Most employees are covered by trusteed non-contributory defined benefit pension plans under which benefits are based upon years of service and the employee's compensation during the last five

                          United Water Resources Inc.

     years of employment. United Water's policy is to fund amounts accrued for pension expense to the extent deductible for federal income tax purposes. It is expected that no funding will be made for 1993.

               Net periodic pension cost includes the following components at year end:


   (thousands of dollars)           1993      1992      1991
                                    --------  --------  ------

   Current year service cost        $ 1,941   $ 2,166  $  2,411
   Interest cost                      4,564     4,318     4,280
   Actual return on plan assets      (5,043)   (1,865)  (20,279)
   Net amortization and deferral     (3,535)   (6,775)   14,033
                                    -------   -------  --------

         Net periodic pension
             expense/(income)       $(2,073)  $(2,156) $    445
                                    ========  ======== =========


               The status of the funded plans at December 31, 1993 and 1992 was as follows:


(thousands of dollars)                             1993           1992
                                                   --------       --------
Accumulated benefit obligation:
      Vested                                       $ 44,422       $ 38,379
      Nonvested                                       3,493          3,579
                                                   --------       --------

                                                   $ 47,915       $ 41,958
                                                   ========       ========

   Fair value of plan assets (primarily
       stocks and bonds, including $8.1 million
       and $8.4 million, respectively, in
       common stock of United Water Resources)     $ 86,568       $ 83,969
   Projected benefit obligation (PBO)                61,008         56,725
                                                   --------       --------

   Plan assets in excess of PBO                      25,560         27,244

   Unrecognized prior service cost                      639            575

   Unrecognized net gain                            (13,593)       (17,388)

   Remaining unrecognized net gain
       from applying the standard in 1987
       (amortized over 18 years)                     (6,704)        (7,330)
                                                   --------       --------

   Prepaid pension cost recognized
       in the Consolidated Balance
       Sheet                                       $  5,902       $  3,101
                                                   ========       ========

                          United Water Resources Inc.

               Significant actuarial assumptions used in the foregoing calculations were as follows:

                                              1993     1992     1991
                                             ------  --------  ------
   Assumed discount rate                       7.5%     7.75%    7.5%
   Assumed range of compensation increase    4.5-5%  4.5-7.5%  5-7.5%
   Expected long-term rate of return on
       plan assets                            8.75%     8.75%   8.75%

               Certain categories of employees are covered by non-funded supplemental plans. The projected benefit obligations of these plans at December 31, 1993, totaled $5.2 million. The unfunded accumulated benefit obligation of $4.9 million has been recorded in other deferred credits and liabilities and an intangible pension asset of $1.5 million recorded in other deferred charges and assets at December 31, 1993.

               United Water made contributions of $552,000, $562,000 and $516,000 in 1993, 1992 and 1991, respectively, to a defined contribution savings plan.

                          United Water Resources Inc.


     NOTE 9 - RATE MATTERS:
     SPRING VALLEY:

               In 1990 and 1989, Spring Valley deferred revenues totaling $505,000 and $1.2 million, respectively, related to reductions in pension expense and federal income tax rates pursuant to a PSC order. As a result of the September 1990 rate application settlement with the PSC, Spring Valley began to refund these revenues to customers. In February 1993, Spring Valley implemented a September 1992 PSC decision which revised its tariff design and discontinued the application of federal income tax revenue credits on customer bills. Spring Valley is using unamortized revenue deferrals to recover the cost of a customer conservation program which began in the second quarter of 1993 and is anticipated to conclude in 1995.

               In July 1992, Spring Valley applied to the PSC for permission to increase its annual revenues by $5 million, or 14.4%, to offset the effects of continued investment in plant facilities and increases in operating expenses. On May 12, 1993, the PSC rendered its decision. The PSC Opinion No. 93-9 allowed Spring Valley an overall rate of return of 8.75% and a return on equity of 10.5%. The opinion provided for an increase in annual revenues of approximately $1.9 million, or 5.7%, which became effective on May 30, 1993. The PSC also allowed Spring Valley to recover approximately $850,000 of previously deferred expenses and required it to refund certain revenue credits of approximately $1 million immediately. This action, which resulted in a one-time increase in revenues and various expenses in the second quarter of 1993, did not have a material effect on net income. The PSC's decision also permitted Spring Valley to submit a second stage filing after February 1, 1994 to recover increases in property taxes, salaries and wages, and medical benefits that were not provided for in their previous determination. In addition, in its second stage filing, Spring Valley will seek rate recognition of its other postretirement benefits. In February 1994, Spring Valley filed a request to increase revenues by

                          United Water Resources Inc.

     approximately $1.6 million, or 4.4%. Spring Valley anticipates a PSC decision on its request in April 1994.

               The PSC's May 1993 decision also directed Spring Valley to institute a Revenue Reconciliation Clause (RRC), which requires Spring Valley to reconcile billed revenues with the pro forma revenues that were used to set rates. Any variances outside a 1% range are accrued or deferred for subsequent recovery from or refund to customers. As a result of the hot weather experienced during the summer of 1993, the RRC resulted in the deferral of $1.4 million, which will be used to recover certain deferred costs. The remaining balance will be refunded to Spring Valley customers along with previous RRC credit balances over a three-year period beginning in July 1994.

               In 1990, the PSC modified its earlier decision regarding the 1985 transfer of 23 acres of land from Spring Valley to Rivervale. They ordered Spring Valley to record a deferred credit that reduced rate base by $1.9 million. In 1991, Spring Valley filed an appeal with the New York State Supreme Court-Appellate Division. In February 1992, a decision was rendered on the appeal affirming the PSC order. The effect of that decision on United Water has been recognized by an after-tax charge against income of $809,000 in 1991. Spring Valley has submitted a proposal to the PSC to make a one-time customer refund through bill credits of a portion of the deferred credit. Spring Valley anticipates a PSC decision on its request in April 1994.

     HACKENSACK WATER:

               Based upon decisions rendered by the New Jersey Watershed Property Review Board on July 6, 1993, and the BRC on August 5, 1993, several lawsuits were settled between Hackensack and two environmental groups related to the land transfers that occurred in 1984 and 1990.

               The settlement upheld the 1990 transfer from Hackensack to Rivervale of approximately 290 acres of land that are unconditionally and permanently deed restricted to golf course and country club

                          United Water Resources Inc.

     uses. The settlement also required Hackensack to reacquire 355 acres of land which were transferred to Rivervale in 1984. This acreage was added to Hackensack's reservoir protective holdings and rate base.

               The transfer price of the acreage being returned to Hackensack's plant accounts was valued at $26 million, reflecting development approvals that occurred during the nine years that the land was held by Rivervale. Approximately $11 million (which includes interest) in proceeds from the 1990 golf course transfer to Rivervale was deferred for refund to Hackensack customers. To permanently reduce the rate impact of the reacquisition by Hackensack of the 355 acres, $4 million of the proceeds was applied against the utility plant accounts, resulting in a net increase in utility rate base of $22 million. The remaining $7 million of the proceeds will be applied as credits on customer bills to completely offset the impact of the rate increase of approximately 3.1%, or $3.5 million, which became effective October 12, 1993, in recognition of the increment to Hackensack's rate base. It is anticipated that the credits on customer bills will be made for approximately two years. Due to regulatory treatment, the effects of the intercompany transaction were not eliminated in consolidation.

                          United Water Resources Inc.


     NOTE 10 - INCOME TAXES:

     NEW ACCOUNTING STANDARD:

               In January 1993, the company implemented SFAS No. 109,
     "Accounting for Income Taxes."   SFAS No. 109 requires that United Water
     adjust its recorded deferred income tax balances to reflect an estimate of its future tax liability based on temporary differences between the financial and tax basis of assets and liabilities. This adjustment includes deferred taxes for utility temporary differences not previously recognized. It also includes the effect on the liability of changes in tax laws and rates.

               The tax effect of this requirement will be considered in the ratemaking process, resulting in the recognition of recoverable income taxes. The adoption of SFAS No. 109 resulted in the recording of a deferred tax liability and recoverable income taxes of $20.2 million at January 1, 1993, which is reflected on the balance sheet, with no material effect on net income. The recoverable income taxes represent the probable future increase in revenues that will be received through future ratemaking proceedings for the recovery of these deferred taxes.

               The components of the total recoverable income taxes at December 31, 1993 are as follows:

(thousands of dollars)

       Previously flowed through items
           including AFUDC                 $39,180
       Effect of statutory rate changes     (6,849)
       Deferred investment tax credit       (5,947)
                                           -------

        Recoverable income taxes           $26,384
                                           =======

                          United Water Resources Inc.

     Deferred tax liabilities (assets) and deferred investment tax credits are comprised of the following at December 31, 1993:

       (thousands of dollars)

       Depreciable assets including AFUDC     $ 70,059
       Deferred real estate transactions        13,420
       Capitalized real estate costs             4,113
       Other liabilities                        18,559
                                              --------
       Gross deferred tax liabilities          106,151
                                              --------

       Contributions and advances for
      construction                              (4,248)
       Alternative minimum tax credit
      carry forwards                            (6,779)
       Other assets                             (7,148)
                                              --------
       Gross deferred tax assets               (18,175)
                                              --------

       Deferred investment tax credits          16,888
                                              --------

      Total deferred tax liability
         and investment tax credits           $104,864
                                              ========


     INCOME TAX PROVISION:

            Federal income tax returns have been settled through 1988. An appeal pertaining to a single issue from 1982 and 1985 was settled in August 1993 without a material effect on net income. Federal income tax returns for 1989, 1990 and 1991 are currently under examination by the Internal Revenue Service. Management believes that the outcome of this examination will not have a material effect upon the financial position of United Water.

            A reconciliation of income tax expense at the statutory federal income tax rate to the actual income tax expense for the years ended December 31, is as follows:

                          United Water Resources Inc.

(thousands of dollars)                     1993       1992      1991
- ----------------------                   ---------  --------  --------
   Statutory tax rate                          35%       34%       34%
   Taxes at statutory rates on pretax
       income before preferred stock
       dividends of subsidiary            $12,214    $8,815    $8,808
   Deferred investment tax credit            (298)     (428)     (419)
   Other                                      664      (333)     (277)
                                          -------    ------    ------
   Provision for income taxes             $12,580    $8,054    $8,112
                                          =======    ======    ======


     Income tax expense for the three years ended December 31 consisted of the following:

(thousands of dollars)                       1993       1992      1991
- ----------------------                     ---------  --------  --------
   Current:
       Federal                              $ 1,562    $2,000   $ 8,312
       State                                    751       (11)        9
                                            -------    ------   -------
                                            $ 2,313    $1,989   $ 8,321
                                            -------    ------   -------
   Deferred (prepaid):
       Accelerated depreciation             $ 5,144    $4,627   $ 4,698
       Investment tax credits                  (298)     (428)     (419)
       Contributions and advances for
           construction                         509      (375)       70
     Real estate transactions                 2,290      (564)   (1,150)
     Capitalized real estate costs            1,323     1,587     1,341
     State taxes net of federal benefit        (258)      144       179
     Prepaid employee benefits                1,772     1,682       105
     Alternative minimum tax                 (2,184)     (781)   (1,800)
     Other                                    1,969       173    (3,233)
                                            -------    ------   -------
                                            $10,267    $6,065   $  (209)
                                            -------    ------   -------
   Provision for income taxes               $12,580    $8,054   $ 8,112
                                            =======    ======   =======

                          United Water Resources Inc.

     NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

               The estimated fair values of United Water's financial instruments at December 31, 1993 and 1992, are as follows:

                                     CARRYING  FAIR
(thousands of dollars)                AMOUNT   VALUE
- ----------------------               --------  -----
   1993
   ----

   Notes receivable                  $  5,000  $  5,000

   Long-term debt                     276,753   304,017

   Preferred stock with mandatory
       redemption                    $ 23,840  $ 27,112
                                     --------  --------

   1992
   ----

   Notes receivable                  $  5,000  $  5,000

   Long-term debt                     294,169   313,046

   Preferred stock with mandatory
       redemption                    $ 24,100  $ 25,095
                                     --------  --------

             The fair values of financial instruments were determined by obtaining a market valuation of each issue, taking into account current interest rates at December 31, 1993 and 1992, and redemption premiums and dates, where applicable.

             The carrying amount of cash and short-term investments approximates the fair value, due to the short maturity of those instruments.

                          United Water Resources Inc.


     NOTE 12 - LEASES:

             Rivervale Realty Company owns several office buildings with a net book value totaling $45.9 million (net of accumulated depreciation of $5.3 million) which it leases to tenants under various operating leases. The following is a schedule, by year, of minimum future rentals on non-cancelable operating leases as of December 31, 1993:

YEAR ENDING DECEMBER 31:   (thousands of dollars)
- -------------------------------------------------
                      1994                               $ 5,153
                      1995                                 5,018
                      1996                                 5,606
                      1997                                 5,640
                      1998                                 5,210
                      Thereafter                           7,523
                                                         -------
                         Total minimum future rentals    $34,150
                                                         =======

                          United Water Resources Inc.


                        QUARTERLY FINANCIAL INFORMATION

(thousands except per share data)                                        QUARTER
- ---------------------------------                           ----------------------------------
                                                              FIRST   SECOND    THIRD   FOURTH
                                                            -------  -------  -------  -------
   1993

   Operating revenues                                       $35,895  $43,341  $78,225  $42,957
   Operating income                                           6,930   12,567   24,791   11,072
   Net income                                                   706    3,924   11,206    4,142
   Net income per common share                              $   .04  $   .20  $   .57  $   .21
   ------------------------------                           -------  -------  -------  -------
   1992

   Operating revenues                                       $36,636  $42,472  $44,703  $41,058
   Operating income                                           7,704   12,166   15,295   11,351
   Net income                                                 1,525    4,119    6,156    3,984
   Net income per common share                              $   .09  $   .23  $   .34  $   .21
   ------------------------------                           -------  -------  -------  -------
   1991

   Operating revenues                                       $32,434  $41,447  $48,616  $39,253
   Operating income                                           5,787   11,537   17,690   10,650
   Net income                                                   858    4,377    8,129    3,078
   Net income per common share                              $   .05  $   .26  $   .47  $   .18
   ------------------------------                           -------  -------  -------  -------

                          United Water Resources Inc.


     ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING
     -------   -----------------------------------------------------------------
               AND  FINANCIAL  DISCLOSURE
               --------------------------

               There were no changes or disagreements with accountants on accounting and financial disclosure in 1993.

                          United Water Resources Inc.


                                    PART III

     ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
     --------  --------------------------------------------------------

     ITEM 11.  EXECUTIVE  COMPENSATION
     --------  -----------------------

     ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
     --------  ---------------------------------------------------------
               MANAGEMENT
               ----------

     ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
     --------  --------------------------------------------------

               The information called for by Items 10 (including information relating to delinquent filers under Section 16 of the Securities Exchange Act of 1934), 11, 12 and 13 is omitted because the registrant will file with the Securities and Exchange Commission, not later than 120 days after the close of the year covered by this Form 10-K, a definitive proxy statement pursuant to Regulation 14A involving the election of directors.

               In determining which persons may be affiliates of the registrant for the purpose of disclosing on the cover page of this Annual Report the market value of voting shares held by non-affiliates, the registrant has treated only the members of its Board of Directors as affiliates and has excluded from the calculation all shares beneficially owned by them. No determination has been made that any director or person connected with a director is an affiliate or that any other person is not an affiliate. The registrant specifically disclaims any intent to characterize any person as being or not being an affiliate.

                          United Water Resources Inc.

                                    PART IV

     ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
     --------  -------------------------------------------------------------
               FORM  8-K
               ---------
               The following documents are filed as part of this report:
     (a)       Financial Statements and Financial Statement Schedules
               (see Item 8)

     (b)  Exhibits

              4(a) Restated Certificate of Incorporation (Articles of Incorporation) of United Water Resources Inc., dated July 14, 1987 (Filed as Exhibit 4(b) to Registration Statement No. 33-20067.)

              4(b) Certificate of Correction to Restated Certificate of Incorporation of United Water Resources Inc., dated August 13, 1987 (Filed as Exhibit 4(c) to Registration Statement No. 33-20067).

              4(c) By-laws of United Water Resources (Filed as Exhibit 4(d) to Registration Statement No. 33-41693).

              4(d)  Specimen of United Water Resources Common Stock (Filed as
                    Exhibit 4(d) to Registration Statement No. 2-90540).

              4(e) United Water Resources Inc. and First Interstate Bank Ltd., Rights Agent, Rights Agreement, dated as of July 12, 1989 (Filed as Exhibit 4(c) to Registration Statement No. 33-32672).

              4(f) Note Agreements, dated as of September 1, 1989, between United Water Resources Inc. and First Colony Life Insurance Company and American Mayflower Life Insurance Company.

              4(g) First Mortgage of Hackensack Water Company to Hudson Trust Company dated March 1, 1946 (including all Supplemental Indentures) (Filed as Exhibit 4(a) to Registration Statement No. 2-82274).

              4(h) Loan Agreement, dated as of November 15, 1986, between the New Jersey Economic Development Authority and Hackensack Water Company (Filed as Exhibit 4(g) to Form 10-K for year ended December 31, 1986).

              4(i) Loan Agreement, dated as of November 15, 1987, between the New Jersey Economic Development Authority and Hackensack Water Company (Filed as Exhibit 4(g) to Form 10-K for year ended December 31, 1987).

                          United Water Resources Inc.

              4(j) Loan Agreement, dated as of December 1, 1988, between the New York State Environmental Facilities Corporation and Spring Valley Water Company (Filed as Exhibit 4(h) to Form 10-K for year ended December 31, 1988).

              4(k) Loan Agreement, dated as of December 1, 1993, between the New York State Environmental Facilities Corporation and Spring Valley Water Company.

              4(l)  By-laws of United Water Resources dated as of March 10,
                    1994.

              4(m) United Water Resources' Form 8-K's filed on September 16, 1993 and March 10, 1994.

              13 United Water Resources' Annual Report to Shareholders for the year ended December 31, 1993. Such Annual Report, except for those portions expressly incorporated by reference, is furnished for the information of the Commission and is not deemed "filed" hereby.

              21    Subsidiaries of registrant

              23    Consent of Independent Accountants

              28    New Indemnification Undertaking

              Other than the aforementioned Exhibits 4(g) and 4(h), the principal amount of debt outstanding under each instrument defining the rights of holders of long-term debt of United Water does not exceed 10% of the total assets of United Water and its subsidiaries on a consolidated basis.

              Upon request by the Securities and Exchange Commission, United Water agrees to file any instrument with respect to long-term debt which has not previously been filed because the total amount of securities authorized thereunder does not exceed 10% of the total assets of United Water and its subsidiaries on a consolidated basis.

     (c)    Reports on Form 8-K filed in the fourth quarter of 1993:

         None

                              S I G N A T U R E S

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNITED  WATER RESOURCES  INC.
                                      -----------------------------
                                               (Registrant)

           March 10, 1994             By        DONALD  L.  CORRELL
       ---------------------              -----------------------------------
                                                   Donald L. Correll
                                                     President and
                                                  Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                 TITLE                  DATE
              ---------                 -----                  ----

                                     Chairman of the
      ROBERT  A.  GERBER            Board of Directors      March 10, 1994
   --------------------------
        (Robert A. Gerber)


                                       Secretary
      DOUGLAS  W.  HAWES              and Director          March 10, 1994
   -------------------------
        (Douglas W. Hawes)

                                      Vice President
      JOHN  J.  TURNER                and Controller        March 10, 1994
   -------------------------
        (John J. Turner)




                                   DIRECTORS
                                   ----------

   FRANK  J.  BORELLI          3/10/94  JON  F.  HANSON            3/10/94
- -----------------------------  -------  --------------------       -------
   (Frank J. Borelli)          Date     (Jon F. Hanson)            Date

   LAWRENCE  R.  CODEY         3/10/94  GEORGE  M.  HASKEW,  JR.   3/10/94
- -----------------------------  -------  ------------------------   -------
   (Lawrence R. Codey)         Date     (George M. Haskew, Jr.)    Date

   DONALD  L.  CORRELL         3/10/94  DENNIS  M.  NEWNHAM        3/10/94
- -----------------------------  -------  ------------------------   -------
   (Donald L. Correll)         Date     (Dennis M. Newnham)        Date

   PETER  DEL  COL             3/10/94  MARCIA  L.  WORTHING       3/10/94
- -----------------------------  -------  ------------------------   -------
   (Peter Del Col)             Date     (Marcia L. Worthing)       Date

   ROBERT  L.  DUNCAN,  JR.    3/10/94
- -----------------------------  -------
   (Robert L. Duncan, Jr.)     Date

            U N I T E D    W A T E R    R E S O U R C E S    I N C.

          SCHEDULE II  -  AMOUNTS RECEIVABLE FROM RELATED PARTIES,
                 AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                         OTHER THAN RELATED PARTIES
                            (THOUSANDS OF DOLLARS)

YEAR ENDED DECEMBER 31, 1993
- ----------------------------

   Name of Debtor                                                   N/A
   Balance at Beginning of Year                                      --
   Additions                                                         --
   Deductions -  Amounts Collected                                   --
              -  Amounts Written Off                                 --
   Balance at Year End     -  Current                                --
                           -  Non-Current                            --



YEAR ENDED DECEMBER 31, 1992
- ----------------------------

   Name of Debtor                                                   N/A
   Balance at Beginning of Year                                      --
   Additions                                                         --
   Deductions -  Amounts Collected                                   --
              -  Amounts Written Off                                 --
   Balance at Year End     -  Current                                --
                           -  Non-Current                            --



YEAR ENDED DECEMBER 31, 1991
- ----------------------------

Name of Debtor                        Hugh F. Hanson, Senior Vice President
                                    Hackensack Water Co. (Former Executive)
Balance at Beginning of Year                                       $169
Additions                                                            --
Deductions -  Amounts Collected                                    $169
           -  Amounts Written Off                                    --
Balance at Year End    -  Current                                    --
                       -  Non-Current                                --

This indebtedness was in the form of a non-interest bearing note in the principal amount of $168,500 which is secured by a first mortgage on residential property associated with Mr. Hanson's relocation to New Jersey. The note matured in 1991.

            U N I T E D    W A T E R    R E S O U R C E S    I N C.

         SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                            (THOUSANDS OF DOLLARS)

                                                                   1993
                                  --------------------------------------------------------------------------
                                  BALANCE AT  ADDITIONS    RETIREMENTS        OTHER              BALANCE AT
                                  JANUARY 1,   AT COST   AND DISPOSITIONS  ADJUSTMENTS          DECEMBER 31,
                                  ----------  ---------  ----------------  -----------          ------------
UTILITY PLANT:
  WATER PLANT IN SERVICE:
    Intangibles                     $    310    $    79            $   --     $     --              $    389
    Source of supply                 112,103     11,949(1)            106       10,838(1)            134,784
    Pumping                           75,744        487                95           --                76,136
    Water purification                62,673      2,050               241           --                64,482
    Transmission and
      distribution                   286,414     11,009               852       (1,615)(2)           294,956
    General and other                 27,606      1,708               362          154 (3)            29,106
  CONSTRUCTION WORK
   IN PROGRESS                         4,514         --                --        1,301 (4)             5,815
                                    --------    -------            ------     --------              --------
                                    $569,364    $27,282            $1,656     $ 10,678              $605,668
                                    ========    =======            ======     ========              ========
REAL ESTATE AND OTHER PROPERTIES    $120,603    $ 6,764            $1,218     $(18,949)(5)          $107,200
                                    ========    =======            ======     ========              ========


     (1) Represents the purchase price of $26,000 of properties reconveyed to Hackensack from Rivervale, the book value of $14,838 in other adjustments and a ($4,000) adjustment transferred from amounts refundable to customers in additions at cost.

     (2) Contributions in aid of construction ($1,615) credited to plant as required by the New York Public Service Commission.

     (3) Spring Valley Water Company plant acquisition adjustment:   $103;
         Mid-Atlantic Utilities amortization of plant acquisition adjustment:
         $51.

     (4) Represents $39,421 of additional construction work in progress for the year, less $38,120 transferred to plant in service.

     (5) Represents a valuation adjustment for certain Rivervale Realty Inc. properties ($4,111) and the book value of properties transferred to Hackensack Water from Rivervale Realty ($14,838).

            U N I T E D    W A T E R    R E S O U R C E S    I N C.

         SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                       (THOUSANDS OF DOLLARS)

                                                                1992
                                  -------------------------------------------------------------------
                                  BALANCE AT  ADDITIONS    RETIREMENTS        OTHER       BALANCE AT
                                  JANUARY 1,   AT COST   AND DISPOSITIONS  ADJUSTMENTS   DECEMBER 31,
                                  ----------  ---------  ----------------  -----------   ------------
UTILITY PLANT:
  WATER PLANT IN SERVICE:
    Intangibles                     $    310    $    --    $   --          $   --        $    310
    Source of supply                 111,967        136        --              --         112,103
    Pumping                           74,728      1,028        12              --          75,744
    Water purification                61,959        817       103              --          62,673
    Transmission and
      distribution                   275,133     12,460       603            (576)(1)     286,414
    General and other                 27,196      1,143       786              53 (2)      27,606
CONSTRUCTION WORK
 IN PROGRESS                           4,936         --        --            (422)(3)       4,514
                                    --------    -------    ------          ------        --------
                                    $556,229    $15,584    $1,504          $ (945)       $569,364
                                    ========    =======    ======          ======        ========
REAL ESTATE PROPERTIES              $115,526    $ 8,068    $2,991          $   --        $120,603
                                    ========    =======    ======          ======        ========



(1) Contributions in aid of construction ($576) credited to plant as required by the New York Public Service Commission.

(2) Amortization of Mid-Atlantic Utilities Corp. plant acquisition adjustment.

(3) Represents $15,162 of additional construction work in progress for the year less $15,584 transferred to plant in service.

            U N I T E D    W A T E R    R E S O U R C E S    I N C.

         SCHEDULE V - CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                            (THOUSANDS OF DOLLARS)

                                                               1991
                                  --------------------------------------------------------------------
                                  BALANCE AT  ADDITIONS    RETIREMENTS         OTHER        BALANCE AT
                                  JANUARY 1,   AT COST   AND DISPOSITIONS   ADJUSTMENTS    DECEMBER 31,
                                  ----------  ---------  ----------------   -----------    ------------
UTILITY PLANT:
  WATER PLANT IN SERVICE:
    Intangibles                   $    310    $    --      $    --         $    --         $    310
    Source of supply               111,809        479          321              --          111,967
    Pumping                         77,146        218        2,636              --           74,728
    Water purification              65,397      3,451        6,889              --           61,959
    Transmission and
      distribution                 261,832     14,796          998            (497)(1)      275,133
  General and other                 26,532        731          220             153 (2)       27,196
CONSTRUCTION WORK
 IN PROGRESS                         7,343         --           --          (2,407)(3)        4,936
                                  --------    -------      -------          ------         --------
                                  $550,369    $19,675      $11,064         $(2,751)        $556,229
                                  ========    =======      =======         =======         ========
 REAL ESTATE PROPERTIES           $ 64,554    $51,412      $   220         $  (220)(4)     $115,526
                                  ========    =======      =======         =======         ========

(1) Contributions in aid of construction ($497) credited to plant as required by the New York Public Service Commission.

(2) Amortization of Mid-Atlantic Utilities Corp. plant acquisition adjustment.

(3) Represents $17,268 of additional construction work in progress for the year, less $19,675 transferred to plant in service.

(4) Represents proceeds from the settlement of a lawsuit.

            U N I T E D    W A T E R    R E S O U R C E S    I N C.

            SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION,
                  DEPLETION AND AMORTIZATION OF PROPERTY,
                             PLANT AND EQUIPMENT
                         (THOUSANDS OF DOLLARS)

                                                         DECEMBER 31,
                                              -----------------------------
                                                  1993      1992       1991
                                              --------   -------    -------

ACCUMULATED DEPRECIATION, UTILITY PLANT:
  Balance at beginning of period              $ 95,203   $85,803    $87,722

  Additions  (1)                                11,938    11,498     10,726
  Retirements  (2)                              (3,730)   (2,109)   (12,056)
  Other                                            146*       11       (589)**
                                              --------   -------    -------
  Balance at end of period                    $103,557   $95,203    $85,803
                                              ========   =======    =======

(1)  Additions charged to statement
      of income                               $ 11,806   $11,349    $10,674
     Amortization of property loss                  --        --         --
     Additions which are redistributed
      to various accounts                          132       149         52
                                              --------   -------    -------

     TOTAL ADDITIONS AS REFLECTED ABOVE       $ 11,938   $11,498    $10,726
                                              ========   =======    =======

(2)  Gross retirements                        $  1,418   $ 1,503    $11,064
     Removal cost and salvage, net               2,312       606        992
                                              --------   -------    -------

     TOTAL RETIREMENTS AS REFLECTED ABOVE     $  3,730   $ 2,109    $12,056
                                              ========   =======    =======
DEPRECIATION EXPENSE CHARGED TO
     STATEMENT OF INCOME:
     Utility property                         $ 11,806   $11,349    $10,674
     Real estate property                        2,470     2,601      2,475
                                              --------   -------    -------
     TOTAL                                    $ 14,276   $13,950    $13,149
                                              ========   =======    =======

     * Spring Valley abandonment loss $(11); accumulated depreciation of acquired utility plant (Pothat Water Company) $(135).

     ** Pursuant to a rate order, Hackensack reversed its abandonment loss recognized in prior years.

            U N I T E D    W A T E R    R E S O U R C E S    I N C.

            SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION,
                  DEPLETION AND AMORTIZATION OF PROPERTY,
                            PLANT AND EQUIPMENT
                         (THOUSANDS OF DOLLARS)

                                                      DECEMBER 31,
                                             -----------------------------
                                                  1993      1992      1991
                                             ---------  --------  --------
ACCUMULATED DEPRECIATION, REAL ESTATE
 PROPERTY:
  Balance at beginning of period             $ 8,883    $6,427    $3,951

  Additions  (1)                               2,470     2,601     2,478
  Retirements  (2)                              (464)     (145)       (2)
                                             -------    ------    ------
  Balance at end of period                   $10,889    $8,883    $6,427
                                             =======    ======    ======

(1)  Additions charged to statement
      of income                              $ 2,470    $2,601    $2,475
     Amortization of intangibles                  --        --        --
     Additions which are redistributed
       to various accounts                        --        --         3
                                             -------    ------    ------
      TOTAL ADDITIONS AS REFLECTED ABOVE     $ 2,470    $2,601    $2,478
                                             =======    ======    ======
(2)  Gross retirements                       $   464    $  145    $    2
                                             -------    ------    ------
     TOTAL RETIREMENTS AS REFLECTED ABOVE    $   464    $  145    $    2
                                             =======    ======    ======



            U N I T E D    W A T E R    R E S O U R C E S    I N C.

                 SCHEDULE VIII  -  CONSOLIDATED  VALUATION  AND
                              QUALIFYING  ACCOUNTS
                            (THOUSANDS  OF  DOLLARS)

                                                   DECEMBER 31,
                                           ----------------------------
                                               1993      1992      1991
                                           --------  --------  --------

   ALLOWANCE FOR DOUBTFUL ACCOUNTS: -
       Balance at beginning of period       $1,272    $1,014    $  872
                                            ------    ------    ------

       ADDITIONS:
          Charges to costs and expenses      1,278     1,435     1,057
                                            ------    ------    ------

       DEDUCTIONS:
          Accounts written off               1,460     1,366     1,137

          Recoveries of accounts
             written off                      (183)     (189)     (222)
                                            ------    ------    ------

                                             1,277     1,177       915
                                            ------    ------    ------

       BALANCE AT END OF PERIOD             $1,273    $1,272    $1,014
                                            ======    ======    ======

            U N I T E D    W A T E R    R E S O U R C E S    I N C.

              SCHEDULE IX - CONSOLIDATED SHORT-TERM BORROWING
                            (THOUSANDS OF DOLLARS)

                                                     DECEMBER 31,
                                            -------------------------------
                                              1993       1992       1991
                                            ---------  ---------  ---------
    Short-term debt outstanding at
     December 31,                           $15,500    $19,000    $20,250

    Weighted average interest rate
     at December 31,                           3.99%      4.28%      5.56%

   Maximum amount of short-term
    debt outstanding at any month-
    end during the year                     $24,000    $22,350    $25,700

   Average amount of short-term debt
    outstanding during the year
    based upon daily average balances       $18,509    $12,618    $22,788

   Weighted average interest rate
    based upon average daily balances          3.92%      4.66%      6.94%

            U N I T E D    W A T E R    R E S O U R C E S    I N C.

          SCHEDULE X - CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT
                                  INFORMATION
                            (THOUSANDS OF DOLLARS)

                                              DECEMBER 31,
                                      ----------------------------
                                        1993      1992      1991
                                      --------  --------  --------

   TAXES, OTHER THAN INCOME TAXES:

       Real estate                     $ 6,798   $ 6,270   $ 5,515

       Gross receipts,
           franchise and excise         20,533    20,102    22,185

       Payroll                           2,245     2,119     2,037

       Other                               770       693       778
                                       -------   -------   -------

       Total                           $30,346   $29,184   $30,515
                                       =======   =======   =======