Form 10-Q
period 1994-03-31
UNITED WATER RESOURCES INC
filed 1994-05-13
CIK 715969

                                 UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            WASHINGTON, D. C. 20549

                                   FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     MARCH 31, 1994
                               ----------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to _______________________

Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                    22-2441477
- - ----------------------------------          -----------------------------------
  (State or other Jurisdiction                        I.R.S. Employer
      of Incorporation)                             Identification No.)



             200 Old Hook Road, Harrington Park, New Jersey  07640
- - -------------------------------------------------------------------------------
               (Address of principal executive office) (zip code)


                                 201-784-9434
- - -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes     X      No
                                     ---------     ----------


Common shares of stock outstanding as of April 30, 1994     30,126,536
                                                         ----------------

                        PART  I - FINANCIAL  INFORMATION


ITEM 1.    FINANCIAL STATEMENTS
- - -------------------------------

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEET
                             (THOUSANDS OF DOLLARS)

                                                                 MARCH 31,  DECEMBER 31,
                                                                   1994         1993
                                                                 ---------  -------------
                                                                (UNAUDITED)
ASSETS
- - ------
UTILITY PLANT, including $5,018 and $5,815 under construction     $610,028      $605,668
 LESS - Accumulated depreciation                                   106,493       103,557
                                                                  --------      --------
                                                                   503,535       502,111
                                                                  --------      --------
REAL ESTATE AND OTHER INVESTMENTS, less accumulated
 depreciation of $11,451 and $10,889                               100,544        96,312
                                                                  --------      --------
CURRENT ASSETS:
 Cash and temporary cash investments                                 5,304         8,933
 Construction funds                                                  7,008         8,502
 Accounts receivable and unbilled revenues                          30,094        30,544
 Materials and supplies                                              2,713         2,422
 Prepayments                                                         8,018         8,213
                                                                  --------      --------
                                                                    53,137        58,614
                                                                  --------      --------
DEFERRED CHARGES AND OTHER ASSETS:
 Recoverable income taxes                                           26,219        26,384
 Prepaid and deferred employee benefits                             12,074        10,569
 Unamortized debt expense                                           15,094        15,276
 Other deferred charges and assets                                  17,953        31,260
                                                                  --------      --------
                                                                    71,340        83,489
                                                                  --------      --------
                                                                  $728,556      $740,526

CAPITALIZATION AND LIABILITIES
- - ------------------------------
CAPITALIZATION:
 Common stock and retained earnings                               $205,996      $202,110
 Preferred stock without mandatory redemption                        9,000         9,000
 Preferred stock with mandatory redemption                          23,840        23,840
 Long-term debt                                                    276,560       276,753
                                                                  --------      --------
                                                                   515,396       511,703
                                                                  --------      --------
CURRENT LIABILITIES:
 Notes payable                                                      27,320        15,500
 Preferred stock and long-term debt due within one year              6,735        16,843
 Accounts payable and other accruals                                 9,723        12,066
 Accrued taxes                                                      20,536        20,454
 Accrued interest                                                    5,057         6,590
 Accrued customer benefits                                           6,120         6,771
                                                                  --------      --------
                                                                    75,491        78,224
                                                                  --------      --------
DEFERRED CREDITS AND OTHER LIABILITIES:
 Deferred income taxes and investment tax credits                  107,790       104,864
 Customer advances for construction                                  9,320         9,319
 Contributions in aid of construction                                7,890         7,586
 Other deferred credits and liabilities                             12,669        28,830
                                                                  --------      --------
                                                                   137,669       150,599
                                                                  --------      --------
                                                                  $728,556      $740,526
                                                                  ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                      STATEMENT  OF  CONSOLIDATED  INCOME
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                 --------------------------------------
                                                       1994               1993
                                                     -------             -------

OPERATING REVENUES                                   $39,015             $35,895
                                                     -------             -------

OPERATING EXPENSES:
 Operation and maintenance                            20,963              18,289
 Depreciation                                          3,611               3,516
 General taxes                                         7,372               7,160
                                                     -------             -------

   TOTAL OPERATING EXPENSES                           31,946              28,965
                                                     -------             -------

OPERATING INCOME                                       7,069               6,930
                                                     -------             -------

INTEREST AND OTHER EXPENSES:
 Interest expense, net of amount capitalized           5,672               5,394
 Allowance for funds used during construction           (127)               (134)
 Preferred stock dividends of subsidiaries               583                 592
 Other income                                         (3,054)               (203)
                                                     -------             -------

   TOTAL INTEREST AND OTHER EXPENSES                   3,074               5,649
                                                     -------             -------

INCOME BEFORE INCOME TAXES                             3,995               1,281

PROVISION FOR INCOME TAXES                             1,628                 575

NET INCOME                                           $ 2,367             $   706
                                                     =======             =======

AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS)         20,442              18,936

NET INCOME PER COMMON SHARE                          $   .12             $   .04
                                                     =======             =======

DIVIDENDS PER COMMON SHARE                           $   .23             $   .23
                                                     =======             =======


The accompanying notes are an integral part of these consolidated financial statements.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                    STATEMENT  OF  CONSOLIDATED  CASH  FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                              --------------------------------------
                                                                     1994                1993
                                                              ------------------  ------------------
OPERATING ACTIVITIES:
NET INCOME                                                             $  2,367            $    706
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
 Depreciation and amortization                                            4,190               3,721
 Deferred income taxes and investment tax credits, net                    2,926              23,182
 Gain from release of security deposit to Rivervale                      (2,811)                 --
 Allowance for funds used during construction (AFUDC)                      (127)               (134)
 Changes in assets and liabilities:
   Accounts receivable and unbilled revenue                                 450               2,578
   Prepayments                                                              195                (436)
   Prepaid and deferred employee benefits                                (1,505)             (1,501)
   Recoverable income taxes                                                 165             (20,170)
   Accounts payable and other accruals                                   (2,343)                621
   Accrued taxes                                                             82                 419
   Accrued interest                                                      (1,533)             (1,692)
   Accrued customer benefits                                               (651)                 27
   Other, net                                                            (1,008)             (1,791)
                                                                       --------            --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                  397               5,530
                                                                       --------            --------

INVESTING ACTIVITIES:
 Additions to utility plant (excludes AFUDC)                             (4,907)             (3,498)
 Additions to real estate and other properties                           (3,956)               (936)
 Draw down of construction funds                                          1,494                  --
                                                                       --------            --------
 NET CASH USED IN INVESTING ACTIVITIES                                   (7,369)             (4,434)
                                                                       --------            --------

FINANCING ACTIVITIES:
 Change in notes payable                                                 11,820              (1,980)
 Reduction in preferred stock and long-term debt                        (10,301)             (1,216)
 Issuance of common stock                                                 6,232               4,188
 Dividends on common stock                                               (4,713)             (4,363)
 Net contributions and advances for construction                            305                (422)
                                                                       --------            --------
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         3,343              (3,793)
                                                                       --------            --------

Net decrease in cash and temporary cash investments                      (3,629)             (2,697)
Cash and temporary cash investments at beginning of period                8,933              17,994
                                                                       --------            --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                   $  5,304            $ 15,297
                                                                       ========            ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                               $  3,582            $  6,781
    Income taxes                                                            860                 668

The accompanying notes are an integral part of these consolidated financial statements.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1994


NOTE 1 - GENERAL
- - ----------------

  In the opinion of United Water Resources (UWR), the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. The Notes to Consolidated Financial Statements incorporated by reference in UWR's 1993 Annual Report on Form 10-K should be read with the accompanying financial statements.

NOTE 2 - SUPPLEMENTAL FINANCIAL INFORMATION
- - -------------------------------------------

  On April 22, 1994, UWR and GWC Corporation (GWC) merged (the Merger), with UWR as the surviving corporation. The acquisition is being accounted for as a purchase, and the financial results of the former subsidiaries of GWC will generally be included in the Company's financial results beginning April 1, 1994. The following unaudited pro forma financial information reflects the combined historical balance sheet information and statements of income of UWR and GWC after giving effect to the Merger. The unaudited pro forma combined condensed balance sheet information at March 31, 1994 and December 31, 1993 give effect to the Merger as if it had occurred on these dates. The unaudited pro forma condensed income statement information for the periods ended March 31, 1994 and 1993 give effect to the Merger as if it had occurred at the beginning of the periods presented. These pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results or of future financial position.

BALANCE SHEET INFORMATION:
                                             MARCH 31,       DECEMBER 31,
                                               1994              1993
                                            -----------      ------------
                                            (unaudited)
Net Utility Plant                           $1,001,318        $  995,234
Total assets                                 1,369,570         1,374,803
Common stock and retained earnings             329,167           327,041
Total Capitalization                        $  905,607        $  895,020


INCOME STATEMENT INFORMATION FOR THE THREE MONTHS ENDED:

                                             MARCH 31,         MARCH 31,
                                               1994              1993
                                            ----------        ----------
                                            (unaudited)
Operating Revenues                          $   68,211        $   62,715
Operating Income                                13,111            12,586
Net Income applicable to common stock            2,252               (94)
Net Income per common share                 $      .08               ---


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - ----------------------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

MERGER
- - ------

  On April 22, 1994, United Water Resources, Inc. (UWR) and GWC Corporation
(GWC) merged (the Merger), with UWR as the surviving corporation. The Merger was effected pursuant to an Amended and Restated Agreement and Plan of Merger, dated September 15, 1993, between UWR and GWC. At special meetings held on March 10, 1994, the stockholders of UWR and GWC approved the Merger. GWC's principal assets include 100% of the stock of General Waterworks Corporation (General Waterworks), which owns regulated utilities operating in 14 states, and a 25% indirect investment in JMM Operational Services, Inc. (JMM), a company that provides operations and management services to government and industry for water and wastewater treatment facilities. On the date of the Merger of GWC with and into UWR, all the issued and outstanding shares of GWC Common Stock were converted into (i) the right to receive 1.2 shares of UWR Common Stock for 70% of the GWC Common Stock outstanding and (ii) either 1.2 shares of UWR 5% Preference Stock or cash for the remaining 30% of the GWC Common Stock. The newly issued UWR Common Stock was valued at $13.25 per share, the market price of the UWR Common Stock at the time of the Merger. The UWR 5% Preference Stock has a liquidation value of $13.794 per share, which is equal to the average closing price of the UWR Common Stock over a predetermined 20-day period ending prior to the date of the Merger. The amount of cash per share of GWC Common Stock paid to GWC Shareholders in the Merger was equal to 1.2 times that same 20-day average closing price of the UWR Common Stock. In addition, at the time of the Merger, each issued and outstanding share of GWC 7 5/8% Preferred Stock was converted into the right to receive one fully paid non-assessable share of UWR 7 5/8% Preferred Stock with equal stated dividends and substantially similar rights, privileges, qualifications and restrictions.

  Prior to the Merger, Lyonnaise American Holding, Inc. ("LAH"), a Delaware corporation and a wholly-owned subsidiary of Lyonnaise Des Eaux-Dumez, a French societe anonyme, owned approximately 81.9% of GWC's Common Stock, and the remaining 18.1% of the GWC Common Stock was publicly traded. On the date of the Merger, LAH converted 70% of its shares of GWC Common Stock into UWR Common Stock and the remainder of its shares of GWC Common Stock into UWR 5% Preference Stock. Immediately after the Merger, LAH owned approximately 25.4% of the issued and outstanding UWR Common Stock and approximately 97.7% of the issued and outstanding UWR 5% Preference Stock.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

  Capital expenditures by UWR's utility subsidiaries, including the utility subsidiaries of General Waterworks acquired in the merger with GWC, are generally incurred in connection with the normal upgrading and expansion of existing water and wastewater facilities and to comply with existing environmental regulations. UWR considers its utility plants to be adequate and in good condition, but is projecting significantly higher levels of capital expenditures during the next five years due to the addition of new, or expansion of existing, water treatment and source of supply facilities by the utility subsidiaries of General Waterworks to meet growth requirements or to comply with environmental laws. The net capital expenditures of UWR's utility subsidiaries are projected at $48.4 million in 1994 (excluding the net capital expenditures of General Waterworks prior to the date of the merger) and $59.8 million in 1995. For the five year period from 1994 to 1998, the net capital expenditures of UWR's utility subsidiaries are estimated to aggregate $285 million. This total includes $205 million of net capital expenditures estimated to be spent by regulated utility operations of General Waterworks and $80 million of net capital expenditures by Hackensack Water Company (Hackensack) and Spring Valley Water Company (Spring Valley). Net capital expenditures represent gross capital expenditures for construction programs less advances and contributions in aid of construction received from customers, primarily real estate developers, to fund capital expenditures to serve new customers.

- - -------------------------------

  The primary sources of the funds necessary to pay for this construction program are internally generated funds from operations and proceeds from financings, including future draw downs on existing tax-exempt financings not yet fully drawn.

  In January 1994, Hackensack redeemed $10,000,000 of First Mortgage Bonds, 9-3/4% Series, due 2006. On March 22, 1994, Hackensack agreed to refinance $40 million of tax-exempt refunding bonds, using the proceeds from the issuance in April of $20 million of 5.80% bonds and $20 million of 5.9% bonds, both due in 2024. At March 31, 1994, UWR had cash and temporary cash investments of $5.3 million and unused short-term bank lines of credit of $59.3 million. Subsequent to the merger, the combined companies had unused short-term bank lines of credit of $100.7 million, which lines are generally available to fund UWR's capital needs. In addition, General Waterworks is a party to a number of tax-exempt financings for the purpose of funding expected capital expenditures in several of its larger utility subsidiaries; these financings will provide an additional $19.8 million of funding to General Waterworks from April 1994 through 1995.
The use of these funds and any future financings will depend upon actual construction expenditures and prevailing market conditions.

  Rivervale Realty Company, Inc. (Rivervale) currently projects spending $28 million over the next five years for capital expenditures on its existing real estate portfolio. Expenditures in 1995 and 1996 are projected to be $2.5 million and $6.5 million, respectively. Funding for these expenditures is projected to be available from internally generated cash.


GENERAL
- - -------

  Hackensack, UWR's principal utility subsidiary, and Spring Valley, a subsidiary of Hackensack, provide public water supply service to more than a million people in northern New Jersey and southern New York. General Waterworks provides public water supply services to approximately one million people in 14 states, including primarily Arkansas, Delaware, Florida, Idaho, New Jersey, New Mexico, New York and Pennsylvania. In addition, two of its utilities, in Florida and New Mexico, also provide wastewater collection and treatment services, generally to their water customers. The water utility business is cyclical in nature, with the summer months accounting for the major portion of the subsidiaries' revenue and earnings.

  Rivervale, UWR's real estate subsidiary, is a non-regulated business engaged in real estate acquisitions and development, leasing and sales, golf course operations and consulting activities. It holds properties in Bergen and Essex Counties, New Jersey; and Orange, Westchester and Rockland County, New York. Because the timing of property sales, and therefore the earnings, of UWR's real estate operations tend to be less predictable and regular than those of the regulated utility operations, the real estate operations generally result in a greater variability in UWR's earnings pattern.

RATE MATTERS
- - ------------

HACKENSACK WATER COMPANY

  On October 12, 1993, a rate increase of approximately 3.1%, or $3.5 million, became effective. This increase, which resulted from the settlement of a dispute involving a transfer of land from Hackensack to Rivervale, will not have a cash flow effect on UWR for approximately two years, because offsetting credits related to the settlement will be applied to customer bills during that period.

SPRING VALLEY WATER COMPANY

  In July 1992, Spring Valley applied to the Public Service Commission (PSC) for permission to increase its annual revenues by $5 million, or 14.4%, to offset the effects of continued investment in plant facilities and increases in operating expenses. On May 12, 1993, the PSC rendered its decision, allowing Spring Valley an overall rate of return of 8.75% and a return on equity of 10.5%. The decision provided for an increase in annual revenues of approximately $1.9 million, or 5.7%, which became effective on May 30, 1993.
The PSC also allowed Spring Valley to recover approximately $850,000 of previously deferred expenses and required it to refund certain revenue credits of approximately $1 million immediately. This action, which resulted in a one-time increase in revenues and various expenses in the second quarter of 1993, did not have a material effect on net income. The PSC's decision also permitted Spring Valley to submit a second stage filing after February 1, 1994 to recover increases in property taxes, salaries and wages, and medical benefits that were not provided for in their previous determination. In February 1994, Spring Valley made its second stage filing which seeks to increase revenues by approximately $1.6 million, or 4.4%. In addition to these items, the second stage filing also seeks rate recognition of its postretirement benefits other than pensions on an accrual basis. Spring Valley anticipates a PSC decision on its request in June 1994.

  The PSC's May 1993 decision also directed Spring Valley to institute a Revenue Reconciliation Clause (RRC), which requires Spring Valley to reconcile billed revenues with the pro forma revenues that were used to set rates. Any variances outside a 1% range are accrued or deferred for subsequent recovery from or refund to customers. As a result of the hot weather experienced during the summer of 1993, the RRC resulted in the deferral of $1.4 million, which will be used in part to recover certain deferred costs. The remaining balance will be refunded to Spring Valley customers along with previous RRC credit balances over a three-year period beginning in July 1994.

  In 1985, the New York PSC authorized the sale and transfer of 23 acres of land from Spring Valley to Rivervale. Subsequently, the PSC initiated an administrative proceeding arising from an Order inquiring into the price for the transfer of the land, and in September 1990 ordered Spring Valley to record a deferred credit that reduced rate base by $1.9 million to reflect the appreciated value of the property as of the date of sale of the land. In January 1991 Spring Valley filed an appeal with the New York State Supreme Court Appellate Division regarding the PSC decision, and in February 1992 the Appellate Division affirmed the action of the PSC. The effect of that decision on United Water was recognized by an after-tax charge against income of $809,000 in 1991. Spring Valley filed with the New York Court of Appeals a Motion for Leave to Appeal, which was denied on September 17, 1992. Spring Valley submitted a proposal to the PSC to make a one-time customer refund through billing credits of a portion of the deferred credit, and this was approved by the Commission on April 6, 1994. The net effect of this decision on UWR was to recognize a one-time refund to customers of $281,000 in April 1994.

GENERAL WATERWORKS

  At March 31, 1994, the utility subsidiaries of General Waterworks had eight rate cases pending, in which UWR expects to receive an aggregate annual revenue increase of approximately $6.3 million, only a small portion of which will affect 1994. The carry-over revenue effect of rate awards received in 1993 to 1994, subsequent to the merger, is expected to be approximately $2.4 million. Although UWR anticipates that the utility subsidiaries of General Waterworks will file additional rate cases in 1994, it does not expect that those rate awards, if received in 1994, would have a significant impact on revenues in 1994.

RESULTS OF OPERATIONS
- - ---------------------

OVERVIEW

  United Water's consolidated net income for the first quarter of 1994 was $2.4 million, an increase of 235% from $.7 million in the comparable period in 1993. Net income per common share for the first quarter of 1994 was 12 cents versus 4 cents for the same period last year, despite an 8.0% rise in the average number of common shares outstanding. This increase in consolidated net income is primarily attributable to the recognition of the award of escrow monies to Rivervale following a foreclosure settlement. The terms of the settlement required the owner to give up any claims against Rivervale relating to the Emerson golf course received in the settlement by Rivervale.

REVENUES

  The $3.1 million, or 8.7%, increase in revenues from the same period in 1993 is attributable to the following factors:

                                          THREE MONTHS ENDED MARCH 31,
       OPERATING REVENUES                        1994 VS. 1993
                                          ----------------------------
       (thousands of dollars)
       ------------------------
       Utilities:
        Rate impact                          $1,216           3.4%
        Consumption                             436           1.2%
        Other                                   (20)         (0.1%)
       Real Estate                              402           1.1%
       Other operations                       1,086           3.0%
                                             ------          ----
                                             $3,120           8.7%

  The rate impact of 3.4% in utility revenues in 1994 resulted from a 5.7% Spring Valley rate increase in May 1993, and a 3.1% Hackensack rate increase in October 1993. Higher volumes of water sold by both utilities resulted in the increase in revenues due to consumption. Real estate revenues increased 1.1% due to a land sale in the first quarter of 1994. A meter installation contract for the City of New York contributed to the 3.0% increase in other operation revenues over the same quarter in 1993.

COSTS AND EXPENSES

  The change in operating expenses from the same period in 1993 is due to the following:

                                         THREE MONTHS ENDED MARCH 31,
    OPERATING EXPENSES                          1994 VS. 1993
                                         ----------------------------
   (thousands of dollars)
   ---------------------------
   Operation and Maintenance                $2,674           14.6%
   Depreciation                                 95            2.7%
   General Taxes                               212            3.0%
   ---------------------------              ------           ----

  Operation and maintenance increased $2.7 million, or 14.6%, compared to the same period in 1993. This increase was primarily due to expenses related to meter installations for the New York City contract and the sale of real estate. An increased number of main breaks caused by severe winter weather and higher chemical costs for water treatment also contributed to the increase in operation and maintenance expenses in 1994.

- - ---------------------

    Depreciation increased by 2.7% as a result of additional facilities placed in service and because of an increase in Spring Valley's composite rate from 2% to 2.2% in the second quarter of 1993 as permitted in a rate order received in May of 1993.

    General taxes increased $212,000, or 3%, mainly due to higher revenue and an increase in property related taxes.

INTEREST AND OTHER

    Consolidated interest expense increased $278,000, or 5%, due to an increase in short-term borrowings.

    Other income increased in the first quarter of 1994 by $2.9 million, or 140.4%, primarily due to the recognition of the award of escrow monies to Rivervale following a foreclosure settlement.

INCOME TAXES

    The effective income tax rate on income before preferred dividends was 35.6% in the first quarter of 1994, as compared to 30.7% in the same quarter last year. In 1994, the provision for income taxes increased $1 million, or 183.1%, over the same period last year, mainly due to the state income tax effect of the forementioned foreclosure settlement, higher water sales, and an increase in the statutory federal income tax rate.

EFFECTS OF INFLATION

     Operating income from utility operations is normally not materially affected by inflation because cost increases generally lead to proportionate increases in revenues allowed through the regulatory process. However, there is a lag in the recovery of higher expenses through the regulatory process, therefore, high inflation could have a detrimental effect on the company until rate increases are received. Conversely, lower inflation and lower interest rates tend to result in reductions in the rates of return allowed by the utility commissions, as has happened over the last several years.

                        PART  II  -  OTHER  INFORMATION



ITEM 1.    LEGAL PROCEEDINGS
- - ----------------------------

     The Paterson Municipal Utilities Authority filed suit against Hackensack and the North Jersey District Water Supply Commission. Summons and Complaint were served on August 8, 1990. The suit was based on alleged ownership of various water rights in the Passaic River owned by the Authority and which the Authority claimed were, or may have been, affected by diversions from the Wanaque South Project, in which Hackensack is an equal partner with the North Jersey District Water Supply Commission. Hackensack's Motion for Summary Judgement, dismissing the Complaint, was granted by the trial court on July 23, 1992. On October 5, 1992, the Paterson Municipal Utilities Authority filed a Notice of Appeal; the matter was argued before the Appellate Division in April 1994, and the Appellate Division in May 1994 affirmed the dismissal.

     In 1985, the New York PSC authorized the sale and transfer of 23 acres of land from Spring Valley to Rivervale. Subsequently, the PSC initiated an administrative proceeding arising from an Order inquiring into the price for the transfer of the land, and in September 1990 ordered Spring Valley to record a deferred credit that reduced rate base by $1.9 million to reflect the appreciated value of the property as of the date of sale of the land. In January 1991 Spring Valley filed an appeal with the New York State Supreme Court Appellate Division regarding the PSC decision, and in February 1992 the Appellate Division affirmed the action of the PSC. The effect of that decision on United Water was recognized by an after-tax charge against income of $809,000 in 1991. Spring Valley filed with the New York Court of Appeals a Motion for Leave to Appeal, which was denied on September 17, 1992. Spring Valley submitted a proposal to the PSC to make a one-time customer refund through billing credits of a portion of the deferred credit, and this was approved by the Commission on April 6, 1994. The net effect of this decision on UWR was to recognize a one-time refund to customers of $281,000 in April 1994.

     On August 6, 1991, Rivervale entered into a modification agreement relating to the outstanding proceeds being held in escrow from the sale of the Emerson Country Club. The modification provided for additional collateral to secure the purchase, the loan of the escrow monies in the amount of $13.1 million to the buyer, and a release of the remaining portion of the escrow funds in the amount of $4.4 million to Rivervale. The release to the buyer was secured by a note and mortgage on the Country Club and certain other properties owned by the buyer, together with a guaranty from the buyer's parent company, as additional security for the substitution of collateral. The buyer failed to make its scheduled March 1992 and all subsequent payments, and as a result, the note was placed in a non-accrual status. Rivervale began an action in foreclosure, which the buyer challenged. By Superior Court Order dated February 10, 1993, Rivervale was awarded possession of the course and operated the facility during the 1993 season. On March 18, 1994, Rivervale and the buyer entered into a stipulation of settlement whereby Rivervale acquired additional property from the buyer for $2 million. The stipulation also requires the buyer to give up all claims to the golf course parcel, forfeit his escrow deposit, and withdraw all actions against Rivervale and UWR. The closing of the settlement occurred on March 30, 1994.

     In addition to the matters mentioned herein, UWR is involved in litigation dealing with numerous aspects of its business operations. Based upon advice from counsel, management believes Hackensack, Spring Valley and Rivervale have meritorious defenses in all of the claims which remain pending and intend to contest them vigorously. The likelihood that the ultimate resolution will have a material effect upon the financial position or results of operations of United Water or its subsidiaries is considered to be remote.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - --------------------------------------------------------------

     (a) At a Special Meeting of the shareholders of the Company on March 10, 1994, the shareholders approved the Merger of the Company and GWC Corporation. The Merger was completed on April 22, 1994.

     (c) On March 10, 1994, special meetings of the stockholders of United Water Resources Inc. and GWC Corporation were held to consider and vote upon a proposal to approve an Amended and Restated Plan of Merger dated as of September 15, 1993 between United Water Resources Inc. and GWC Corporation pursuant to which GWC Corporation would merge with and into United Water Resources Inc. The number of votes cast and in favor of the proposed Merger were as follows:

          (1)  United Water Resources Vote:

               Entitled to Vote:  20,494,184  Voting:  13,050,518
               For:  12,498,712

          (2)  GWC Corporation Vote:

               Entitled to Vote:  11,066,600  Voting:  10,770,183
               For:  10,701,513



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -------  --------------------------------
      (b) A current report on Form 8-K regarding the merger of GWC Corporation with and into United Water Resources Inc. was filed by UWR on May 4, 1994.

                               S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           UNITED  WATER  RESOURCES  INC.
                                           ------------------------------
                                                    (Registrant)



Date:  May 13, 1994                        By  /s/ John J. Turner
       ------------                           ----------------------
                                                    (Signature)
                                                   John J. Turner
                                                 Vice President and
                                                    Controller



                                           DULY  AUTHORIZED  AND  CHIEF
                                               ACCOUNTING  OFFICER