Form 10-Q
period 1994-06-30
UNITED WATER RESOURCES INC
filed 1994-08-11
CIK 715969

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                     -------------------------------------
                            WASHINGTON, D. C. 20549

                                   FORM  10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 1994
                               ---------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             New Jersey                                    22-2441477
- - --------------------------------------          -------------------------------
   (State or other Jurisdiction                          I.R.S. Employer
         of Incorporation)                             (Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
- - --------------------------------------------------------------------------------
               (Address of principal executive office) (zip code)



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

                                 Yes     X      No __________
                                     ---------


Common shares of stock outstanding as of July 31, 1994   30,541,005
                                                        -----------

                        PART  I - FINANCIAL  INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
- - -------------------------------

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)

                                                                    JUNE 30,   DECEMBER 31,
                                                                      1994         1993
                                                                   ----------  -------------
                                                                   (UNAUDITED)
ASSETS
- - ------
UTILITY PLANT, including $15,530 and $ 5,815 under construction    $1,235,967      $605,668
  LESS - Accumulated depreciation                                     226,241       103,557
                                                                   ----------      --------
                                                                    1,009,726       502,111
                                                                   ----------      --------
REAL ESTATE AND OTHER INVESTMENTS, less accumulated
  depreciation of $ 13,935 and $ 10,889                               111,733        96,312
                                                                   ----------      --------

GOODWILL, NET                                                          61,615            --
                                                                   ----------      --------

CURRENT ASSETS:
  Cash and temporary cash investments                                  11,930         8,933
  Construction funds                                                   24,311         8,502
  Accounts receivable and unbilled revenues, net                       63,126        30,544
  Materials and supplies                                                4,568         2,422
  Prepayments                                                           9,916         8,213
                                                                   ----------      --------
                                                                      113,851        58,614
                                                                   ----------      --------
DEFERRED CHARGES AND OTHER ASSETS:
  Recoverable income taxes                                             46,562        26,384
  Prepaid and deferred employee benefits                               18,860        10,569
  Unamortized debt expense                                             23,782        15,276
  Other deferred charges and assets                                    26,864        31,260
                                                                   ----------      --------
                                                                      116,068        83,489
                                                                   ----------      --------
                                                                   $1,412,993      $740,526
                                                                   ==========      ========


CAPITALIZATION AND LIABILITIES
- - ------------------------------
CAPITALIZATION:
  Common stock and retained earnings                               $  336,847      $202,110
  Preferred stock without mandatory redemption                          9,000         9,000
  Preferred stock with mandatory redemption                            54,710        23,840
  Preference stock, convertible, with mandatory redemption             43,373            --
  Long-term debt                                                      480,794       276,753
                                                                   ----------      --------
                                                                      924,724       511,703
                                                                   ----------      --------
CURRENT LIABILITIES:
  Notes payable                                                        79,700        15,500
  Preferred stock and long-term debt due within one year               15,493        16,843
  Accounts payable and other accruals                                  30,035        12,066
  Accrued taxes                                                        22,111        20,454
  Accrued interest                                                      8,736         6,590
  Accrued customer benefits                                             5,405         6,771
                                                                   ----------      --------
                                                                      161,480        78,224
                                                                   ----------      --------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes and investment tax credits                    163,773       104,864
  Customer advances for construction                                   31,023         9,319
  Contributions in aid of construction                                111,417         7,586
  Other deferred credits and liabilities                               20,576        28,830
                                                                   ----------      --------
                                                                      326,789       150,599
                                                                   ----------      --------
                                                                   $1,412,993      $740,526
                                                                   ==========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                      FOR THE THREE               FOR THE SIX
                                                  ----------------------     ----------------------
                                                  MONTHS ENDED JUNE 30,      MONTHS ENDED JUNE 30,
                                                  ----------------------     ----------------------
                                                    1994          1993         1994          1993
                                                  --------       -------     --------      --------

OPERATING REVENUES                                 $82,397       $43,341     $121,412       $79,236
                                                   -------       -------     --------       -------
OPERATING EXPENSES:
  Operation and maintenance                         40,512        20,457       61,475        38,746
  Depreciation                                       6,327         3,562        9,938         7,078
  Amortization of goodwill                             418            --          418            --
  General taxes                                     11,475         6,755       18,847        13,915
                                                   -------       -------     --------       -------
    TOTAL OPERATING EXPENSES                        58,732        30,774       90,678        59,739
                                                   -------       -------     --------       -------
OPERATING INCOME                                    23,665        12,567       30,734        19,497
                                                   -------       -------     --------       -------
INTEREST AND OTHER EXPENSES:
  Interest expense, net of amount capitalized        9,848         5,362       15,520        10,756
  Allowance for funds used during construction        (537)         (130)        (664)         (264)
  Preferred stock dividends of subsidiaries            579           589        1,162         1,181
  Other income                                        (402)         (259)      (3,456)         (462)
                                                   -------       -------     --------       -------
    TOTAL INTEREST AND OTHER EXPENSES                9,488         5,562       12,562        11,211
                                                   -------       -------     --------       -------
INCOME BEFORE INCOME TAXES                          14,177         7,005       18,172         8,286

Provision for income taxes                           5,377         3,081        7,005         3,656
                                                   -------       -------     --------       -------
NET INCOME                                           8,800         3,924       11,167         4,630
Preferred stock dividend                               575            --          575            --
Preference stock dividend                              486            --          486            --
                                                   -------       -------     --------       -------
NET INCOME APPLICABLE TO COMMON STOCK              $ 7,739       $ 3,924     $ 10,106       $ 4,630
                                                   =======       =======     ========       =======
AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS)       27,880        19,231       24,660        19,083

NET INCOME PER COMMON SHARE                          $0.28         $0.20        $0.41         $0.24
                                                   =======       =======     ========       =======
DIVIDENDS PER COMMON SHARE                           $0.23         $0.23        $0.46         $0.46
                                                   =======       =======     ========       =======


The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------------
                                                                              1994       1993
                                                                            --------   --------
OPERATING ACTIVITIES:
NET INCOME                                                                  $ 11,167   $  4,630
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                                11,316      7,426
 Deferred income taxes and investment tax credits, net                         6,304     24,081
 Gain from release of security deposit to United Properties Group             (2,811)        --
 Allowance for funds used during construction (AFUDC)                           (664)      (264)
 Changes in assets and liabilities, net of effect of acquisition of GWC:
  Accounts receivable and unbilled revenue                                   (13,245)    (1,570)
  Prepayments                                                                  3,167      1,297
  Prepaid and deferred employee benefits                                      (1,856)    (1,920)
  Recoverable income taxes                                                       144    (20,271)
  Accounts payable and other accruals                                          9,190      1,227
  Accrued taxes                                                               (4,540)    (1,287)
  Accrued interest                                                            (3,874)        (9)
  Accrued customer benefits                                                   (1,366)        46
  Other, net                                                                  (7,313)    (1,885)
                                                                            --------   --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                     5,619     11,501
                                                                            --------   --------
INVESTING ACTIVITIES:
 Additions to utility plant (excludes AFUDC)                                 (15,017)    (7,225)
 Additions to real estate and other properties                                (6,583)    (2,163)
 Acquisition of GWC, net of cash received                                     (5,059)        --
 Draw down of construction funds, net                                          6,426         --
                                                                            --------   --------
 NET CASH USED IN INVESTING ACTIVITIES                                       (20,233)    (9,388)
                                                                            --------   --------
FINANCING ACTIVITIES:
 Change in notes payable                                                      37,000     (1,480)
 Reduction in preferred stock and long-term debt                             (20,514)    (2,378)
 Issuance of common stock                                                     12,716      8,654
 Dividends on common stock                                                   (11,667)    (8,794)
 Dividends on preferred and preference stock                                  (1,061)        --
 Net contributions and advances for construction                               1,137     (1,043)
                                                                            --------   --------
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             17,611     (5,041)
                                                                            --------   --------
Net increase (or decrease) in cash and temporary cash investments              2,997     (2,928)
Cash and temporary cash investments at beginning of period                     8,933     17,994
                                                                            --------   --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                        $ 11,930   $ 15,066
                                                                            ========   ========


The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                            SUPPLEMENTAL INFORMATION
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

Supplemental disclosures of cash flow information:

                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                           ---------------------------------
                                                  1994           1993
                                                 ------         ------
Interest paid (net of amount capitalized)       $10,686        $10,490
Income taxes paid                                 1,560            668

Supplemental schedule of noncash investing and financing activities involved with the acquisition of GWC Corporation:

     Fair value of assets purchased                        $641,763
     Less:
                  Liabilities assumed                       439,082
                  Common stock issued                       123,379
                  Fair value of preferred stock assumed      30,870
                  Fair value of preference stock issued      43,373
                                                           --------
                  Net cash paid for GWC                    $  5,059
                                                           ========



The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994


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

NOTE 2 - SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION
- - -----------------------------------------------------

  On April 22, 1994, UWR and GWC Corporation (GWC) merged (the Merger), with UWR as the surviving corporation. The acquisition was accounted for as a purchase, and the financial results of the former subsidiaries of GWC are included in the Company's financial results beginning April 1, 1994. The following unaudited pro forma condensed income statement information for the six month periods ended June 30, 1994 and 1993 gives effect to the Merger as if it had occurred at the beginning of those periods. These pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results.


INCOME STATEMENT INFORMATION FOR THE SIX MONTHS ENDED:        (UNAUDITED)
                                                           JUNE 30,    JUNE 30,
                                                             1994        1993
                                                          -----------  --------
Operating revenues                                          $150,608   $138,100

Operating income                                              36,764     34,607

Net income applicable to common stock                         10,065      6,192

Net income per common share                                 $   0.30   $   0.22

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - ---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

MERGER
- - ------

  On April 22, 1994, United Water Resources, Inc. (UWR) and GWC Corporation
(GWC) merged (the Merger), with UWR as the surviving corporation. GWC's principal assets included 100% of the stock of General Waterworks Corporation (General Waterworks), which owns regulated utilities operating in 14 states, and a 25% indirect investment in JMM Operational Services, Inc. (JMM), a company that provides operations and management services to government and industry for water and wastewater treatment facilities. In exchange for the common stock of GWC that was issued and outstanding immediately preceding the Merger, UWR (i) issued 9,295,860 shares of UWR Common Stock, (ii) issued 3,341,078 shares of UWR 5% Convertible Preference Stock, which have a liquidation price of $13.794 per share, and (iii) paid former shareholders of GWC $8,870,397 in cash. In addition, at the time of the Merger, each issued and outstanding share of GWC
7 5/8% Preferred Stock was converted into one fully paid non-assessable share of UWR 7 5/8% Preferred Stock with equal stated dividends and substantially similar rights, privileges, qualifications and restrictions.

  Prior to the Merger, Lyonnaise American Holding, Inc. ("LAH"), a Delaware corporation and a wholly-owned subsidiary of Lyonnaise Des Eaux, a French societe anonyme, owned approximately 81.9% of GWC's Common Stock, and the remaining 18.1% of the GWC Common Stock was publicly traded. On the date of the Merger, LAH converted 70% of its shares of GWC Common Stock into UWR Common Stock and the remainder of its shares of GWC Common Stock into UWR 5% Convertible Preference Stock. Immediately after the Merger, LAH owned approximately 25.4% of the issued and outstanding UWR Common Stock and approximately 97.7% of the issued and outstanding UWR 5% Preference Stock.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

  Capital expenditures by UWR's utility subsidiaries, including the utility subsidiaries of General Waterworks acquired in the merger with GWC, are generally incurred in connection with the normal upgrading and expansion of existing water and wastewater facilities and to comply with existing environmental regulations. UWR considers its utility plants to be adequate and in good condition but is projecting significantly higher levels of capital expenditures during the next five years due to the addition of new, or expansion of existing, water treatment and source of supply facilities by the utility subsidiaries of General Waterworks to meet growth requirements or to comply with environmental laws. The net capital expenditures of UWR's utility subsidiaries are projected at $48.4 million in 1994 (excluding the net capital expenditures of General Waterworks prior to the date of the merger) and $59.8 million in 1995. For the five year period from 1994 to 1998, the net capital expenditures of UWR's utility subsidiaries are estimated to aggregate $285 million. This total includes $205 million of net capital expenditures estimated to be spent by regulated utility operations of General Waterworks and $80 million of net capital expenditures by Hackensack Water Company (Hackensack) and Spring Valley Water Company (Spring Valley). Net capital expenditures represent gross capital expenditures for construction programs, less advances and contributions in aid of construction received from customers, primarily real estate developers, to fund capital expenditures to serve new customers.

- - -------------------------------

  The primary sources of the funds necessary to pay for this construction program are expected to be internally generated funds from operations and proceeds from financings.

  In January 1994, Hackensack redeemed $10 million of First Mortgage Bonds, 9-3/4% Series, due 2006. In April 1994, Hackensack refinanced $40 million of tax-exempt refunding bonds, using the proceeds from the issuance of $20 million of 5.80% bonds and $20 million of 5.9% bonds, both due in 2024.

  In June 1994, Spring Valley refinanced $27 million of 1988 EFC 7.7% - 8% notes, due 2018, with $12 million of 6.15% notes and $15 million of 6.3%, due 2024.

  General Waterworks is a party to a number of tax-exempt financings for the purpose of funding expected capital expenditures in several of its larger utility subsidiaries. The use of these funds and any future financings will depend upon actual construction expenditures and prevailing market conditions.

  United Properties Group (United Properties), formerly Rivervale Realty Company, currently projects spending $28 million over the next five years for capital expenditures on its existing real estate portfolio. Expenditures in 1995 and 1996 are projected to be $2.5 million and $6.5 million, respectively. Funding for these expenditures is projected to be available from internally generated cash.

  At June 30, 1994, UWR had cash and temporary cash investments of $11.9 million and unused short-term bank lines of credit of $79.7 million, which lines are generally available to fund UWR's capital needs.


GENERAL
- - -------

  Hackensack and Spring Valley, a subsidiary of Hackensack, provide public water supply service to more than a million people in northern New Jersey and southern New York. General Waterworks provides public water supply services to approximately one million people in 14 states, including primarily Arkansas, Delaware, Florida, Idaho, New Jersey, New Mexico, New York and Pennsylvania. In addition, two of its utilities, in Florida and New Mexico, also provide wastewater collection and treatment services, generally to their water customers. The water utility business is cyclical in nature, with the summer months accounting for the major portion of the subsidiaries' revenue and earnings.

  United Properties, UWR's real estate subsidiary, is a non-regulated business engaged in real estate acquisitions and development, leasing and sales, golf course operations and consulting activities. It holds properties in Bergen and Essex Counties, New Jersey; and Orange, Westchester and Rockland Counties, New York. Because the timing of property sales, and therefore the earnings, of UWR's real estate operations tend to be less predictable and regular than those of the regulated utility operations, the real estate operations generally result in a greater variability in UWR's earnings pattern.

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

SPRING VALLEY WATER COMPANY

  In July 1992, Spring Valley applied to the Public Service Commission (PSC) for permission to increase its annual revenues by $5 million, or 14.4%, to offset the effects of continued investment in plant facilities and increases in operating expenses. On May 12, 1993, the PSC rendered its decision, allowing Spring Valley an overall rate of return of 8.75% and a return on equity of 10.5%. The decision, which provided for an increase in annual revenues of approximately $1.9 million, or 5.7%, became effective on May 30, 1993. The PSC also allowed Spring Valley to recover approximately $850,000 of previously deferred expenses and required it to refund certain revenue credits of approximately $1 million immediately. This action, which resulted in a one-time increase in revenues and various expenses in the second quarter of 1993, did not have a material effect on net income. The PSC's decision also permitted Spring Valley to submit a second stage filing after February 1, 1994 to recover increases in property taxes, salaries and wages, and medical benefits that were not provided for in their previous determination. In February 1994, Spring Valley made its second-stage filing, and on July 12, 1994 the PSC issued an Order granting Spring Valley a $1.4 million increase in revenues, or 3.8% effective July 14, 1994.

  On June 22, 1994, Spring Valley applied to the PSC for permission to increase its annual revenues by $2.5 million, or 6.1% to offset the effects of continued investment in plant facilities, increases in operating expenses and general taxes that have occurred since the last general rate case. Spring Valley expects a Commission decision on its request in the Spring of 1995.

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

GENERAL WATERWORKS

  At June 30, 1994 the utility subsidiaries of General Waterworks had ten rate cases pending. One of these cases in Boise, Idaho, resulted in a $3.7 million annual revenue increase in July 1994. In the remaining nine cases, which are expected to be resolved by early 1995, General Waterworks has requested annual revenue increases of approximately $5.6 million. Although UWR anticipates that the utility subsidiaries of General Waterworks will file additional rate cases in 1994, it does not expect that those rate awards, if received in 1994, will have a significant impact on revenues in 1994.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1994
- - --------------------------------------------------------

OVERVIEW

  United Water's consolidated net income applicable to common stock for the second quarter of 1994 was $7.7 million, an increase of 97.2% from $3.9 million in the comparable period in 1993. Net income per common share for the second quarter of 1994 was 28 cents versus 20 cents for the same period last year.
This increase in consolidated net income is primarily attributable to the merger on April 22, 1994 with GWC Corporation.

REVENUES

  The $39.1 million, or 90.1%, increase in revenues from the same period in 1993 is attributable to the following factors:

                                           THREE MONTHS ENDED JUNE 30,
          OPERATING REVENUES                      1994 VS. 1993
          (thousands of dollars)           ---------------------------
          ------------------------------------------------------------
          Utilities:
             Merger                            $34,685           80.0%
             Rate impact                         1,454            3.4%
             Consumption                            29            0.1%
             Other                                (746)          (1.8%)
          Real Estate                            1,859            4.3%
          Other operations                       1,775            4.1%
                                               -------           -----
                                               $39,056           90.1%

  The merger increased revenues by $34.7 million, or 80.0% from the same period in 1993. The rate impact of 3.4% in utility revenues in 1994 resulted from a 5.7% Spring Valley rate increase in May 1993, and a 3.1% Hackensack rate increase in October 1993. The decrease in other utility revenues was a result of Spring Valley recognizing approximately $1 million in revenue in 1993 relating to the settlement of the rate case. Real estate revenues increased 4.3% due to a land sale in the second quarter of 1994. Meter installation contracts for the City of New York contributed to the 4.1% increase in other operation revenues over the same quarter in 1993.

COSTS AND EXPENSES

  The increase (decrease) in operating expenses from the same period in 1993 is due to the following:

OPERATING EXPENSES                                               Net of
                                   Consolidated    Merger        Merger
                                 1994  vs.  1993   Effect   1994  vs.  1993
                                 ----------------  -------  ----------------
    Operation and Maintenance    $20,055    98.0%  $16,286  $3,769     18.4%
    Depreciation                   2,765    77.6%    3,102    (337)    (9.5%)
    Amortization of Goodwill         418   100.0%      418       -        -
    General Taxes                  4,720    69.9%    3,690   1,030     15.2%

  Operation and maintenance increased $20.1 million, or 98.0%, compared to the same period in 1993, with $16.3 million, or 81.2% of the increase resulting from the merger. The remaining increase was primarily related to meter installations for the New York City contract and the cost of property sold.

- - --------------------------------------------------------

  Depreciation increased by $2.8 million, or 77.6%, over the same period in 1993, including a $3.1 million increase as a result of the merger. The remaining decrease in depreciation expense was primarily due to a retroactive adjustment in 1994 related to the depreciation on contributed plant.

  General taxes increased by $4.7 million, or 69.9% over 1993; $3.7 million of the increase was due to the merger. The remainder was due to the recognition by Spring Valley of $755,000 of reductions in franchise and real estate taxes in 1993.


INTEREST AND OTHER

  Consolidated interest expense increased $4.5 million or 83.7% primarily due to the merger.

  Other income increased in the second quarter of 1994 by $143,000, or 55.2%, largely due to the merger.

INCOME TAXES

  Federal income tax expense increased by $2.3 million, or 74.5%, from the same quarter last year, largely due to the increase in income before income taxes. The effective income tax rate decreased to 36.4% in 1994 from 40.6% in 1993, primarily due to the recognition in 1993 of additional income tax expense of $946,000 relating to a previously settled 1981 through 1988 IRS Audit.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30. 1994

OVERVIEW
- - --------

  United Water's consolidated net income applicable to common stock for the six months ended June 30, 1994 increased $5.5 million or 118% compared to the same period in 1993. This increase was primarily the result of the impact of the Merger on April 22, 1994. Also contributing to this increase was the recognition of the award of escrow monies to United Properties following a foreclosure settlement in the first quarter of 1994. The terms of the settlement required the owner to give up any claims against United Properties relating to the Emerson golf course, the ownership of which was received in the settlement by United Properties.


REVENUES

  The $42 million, or 53.2%, increase in revenues from the same period in 1993 is attributable to the following factors:

                                              SIX MONTHS ENDED JUNE 30,
          OPERATING REVENUES                       1994 VS. 1993
          (thousands of dollars)              -------------------------
          -------------------------------------------------------------
          Utilities:
            Merger                             $34,685            43.8%
            Rate impact                          2,670             3.4%
            Consumption                            465             0.6%
            Other                                 (766)           (1.1%)
          Real Estate                            2,261             2.9%
          Other operations                       2,861             3.6%
                                               -------            -----
                                               $42,176            53.2%

  The effect of the merger contributed $34.7 million, or 43.8%, to utility revenues. The rate impact of 3.4% resulted from a 5.7% Spring Valley rate increase in May 1993, and a 3.1% Hackensack rate increase in October 1993. The decrease in other utility revenues was a result of Spring Valley recognizing approximately $1 million in revenue in 1993 relating to the settlement of the rate case. Real estate revenues increased 2.9% due to land sales in the first and second quarters of 1994. Meter installation contracts for the City of New York contributed to the 3.6% increase in other operation revenues over the same period in 1993.

COSTS AND EXPENSES
  The increase (decrease) in operating expenses from the same period in 1993 is due to the following:


OPERATING EXPENSES                                               Net of
(thousands of dollars)             Consolidated    Merger        Merger
                                 1994  vs.  1993   Effect   1994  vs.  1993
                                 ----------------  -------  ----------------
    Operation and Maintenance    $22,730   58.7 %  $16,286  $6,444    16.6%
    Depreciation                   2,860   40.4 %    3,102    (242)   (3.4%)
    Amortization of Goodwill         418  100.0 %      418      --      --
    General Taxes                  4,932   35.4 %    3,690   1,242    (8.9%)

  Operation and maintenance increased $22.7 million, or 58.7%, compared to the same period in 1993, with $16.3 million, or 71.6%, of the increase resulting from the merger. The remaining increase was primarily due to expenses related to meter installation contracts and the cost of properties sold. An increased number of main breaks caused by severe winter weather and higher chemical costs for water treatment also contributed to the increase in operation and maintenance expenses in 1994. In 1993, Spring Valley's expenses were higher due to the recognition of previously deferred expenses of approximately $850,000.

- - ------------------------------------------------------

  Depreciation increased $2.9 million, or 40.4%, with the merger causing $3.1 million of this increase. A retroactive adjustment in 1994 on contributed plant offset this increase.

  General taxes increased $4.9 million, or 35.4%, $3.7 million of the increase was due to the merger. The remainder was due in part to the recognition in 1993 of $755,000 of reductions in franchise and real estate taxes.

INTEREST AND OTHER

  Consolidated interest expense increased $4.8 million, or 44.3%, primarily as a result of the merger.

  Other income increased in the first half of 1994 by $3 million, or 648.1%, primarily due to the recognition of the award of escrow monies to United Properties following a foreclosure settlement.

INCOME TAXES

  Income tax expense increased $3.3 million, or 91.6% over the same period last year primarily due to the increase in income before income taxes. The effective income tax rate decreased to 36.2% from 38.6% in 1993 largely due to the recognition in 1993 of additional income tax expense of $946,000 relating to a previously settled 1981 through 1988 IRS Audit.

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

                        PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
- - ----------------------------

  The Paterson Municipal Utilities Authority (PMUA) filed suit against Hackensack and the North Jersey District Water Supply Commission. A Summons and Complaint were served on August 8, 1990. The suit was based on alleged ownership of various water rights in the Passaic River owned by the Authority and which the Authority claimed were, or may have been, affected by diversions from the Wanaque South Project, in which Hackensack is an equal partner with the North Jersey District Water Supply Commission. Hackensack's Motion for Summary Judgement, dismissing the Complaint, was granted by the trial court on July 23, 1992. On October 5, 1992, the PMUA filed a Notice of Appeal; the matter was argued before the Appellate Division in April 1994, and the Appellate Division in May 1994 affirmed the dismissal. The PMUA has appealed to the New Jersey Supreme Court.

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

  General Waterworks owns a utility subsidiary which provides water and wastewater services to Rio Rancho, New Mexico ("Rio Rancho"). The City of Rio Rancho has notified General Waterworks that it intends to acquire the utility operations and has offered to negotiate before commencing condemnation proceedings, and on March 1, 1994 the citizens of the city approved a proposition authorizing the city to acquire, by all lawful means, the utility operations in Rio Rancho. The City has since commenced a due diligence review of General Waterworks operations in Rio Rancho. In 1993, Rio Rancho had revenues of $10,280,000 and at December 31, 1993 had a net investment in utility plant of $43,904,000. New Mexico's condemnation laws require that the city pay the Company fair market value for any assets that are taken by the city in a condemnation proceeding. Consequently, the Company expects that any condemnation, or sale in lieu of condemnation, should result in the Company at least recovering its investment in its Rio Rancho operations.

  Wilmington Suburban Water Corporation ("Wilmington Suburban"), a subsidiary of General Waterworks, is the subject of a Criminal Violation Notice issued by the New Castle County, Delaware Department of Public Works (the "Notice"). The Notice, dated April 15, 1992, describes the violation as being an illegal placement of fill in a floodplain in contravention of the New Castle County Zoning and Drainage Codes. Wilmington Suburban alleges that the illegal fill was placed on land it owns by one or more third parties without the knowledge or approval of Wilmington Suburban. The management of Wilmington Suburban has responded to the Notice by engaging hydrogeological engineers to investigate the feasibility of a mitigation and remediation plan which would be consistent with the appropriate County Ordinances. Violation notice forms also were issued to other similarly situated property owners, and Wilmington Suburban has taken part in many discussions concerning the level of participation by all such parties in a remediation. Wilmington Suburban has met with the New Castle County authorities and presented a plan to partially remediate the fill. It is expected that the County will accept this proposal.

- - --------------------------


  In addition to the matters mentioned herein, UWR is involved in litigation dealing with numerous aspects of its business operations. Based upon advice from counsel, management believes Hackensack, Spring Valley, General Waterworks and United Properties have meritorious defenses in all of the claims which remain pending and intends to contest them vigorously. The likelihood that the ultimate resolution will have a material effect upon the financial position or results of operations of United Water or its subsidiaries is considered to be remote.






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



                                      UNITED WATER RESOURCES INC.
                                      ---------------------------
                                               (Registrant)



Date:       August 13, 1994                By  /s/ John J. Turner
      ---------------------------             -----------------------------
                                                     (Signature)
                                                   John J. Turner
                                                  Vice President and
                                                       Controller


                                           DULY AUTHORIZED AND CHIEF
                                           ACCOUNTING OFFICER