Form 10-Q
period 1994-09-30
UNITED WATER RESOURCES INC
filed 1994-11-14
CIK 715969

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     SEPTEMBER 30, 1994
                               --------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                     22-2441477
     -----------------------                         --------------------
  (State or other Jurisdiction                         I.R.S. Employer
        of Incorporation)                            (Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
- --------------------------------------------------------------------------------
               (Address of principal executive office) (zip code)


                                  201-784-9434
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   X      No
                                                      -------     -------


Common shares of stock outstanding as of October 31, 1994   30,920,147
                                                           -----------

                        PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
- -------------------------------

               UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)

                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       1994                 1993
                                                                   -------------        ------------
                                                                    (UNAUDITED)
ASSETS
- ------
UTILITY PLANT, including $16,411 and $ 5,815 under construction     $ 1,244,794          $ 605,036
  LESS - Accumulated depreciation                                       232,292            103,557
                                                                     ----------           --------
                                                                      1,012,502            501,479
                                                                     ----------           --------

UTILITY PLANT ACQUISITION ADJUSTMENT, NET                                75,860                632
                                                                     ----------           --------

REAL ESTATE AND OTHER INVESTMENTS, less accumulated
  depreciation of $ 12,769 and $ 10,889                                 107,903             96,312
                                                                     ----------           --------

CURRENT ASSETS:
  Cash and temporary cash investments                                     2,900              8,933
  Construction funds                                                     17,756              8,502
  Accounts receivable and unbilled revenues, net                         67,232             30,544
  Materials and supplies                                                  4,649              2,422
  Prepayments                                                            11,137              8,213
                                                                     ----------           --------
                                                                        103,674             58,614
                                                                     ----------           --------
DEFERRED CHARGES AND OTHER ASSETS:
  Recoverable income taxes                                               47,377             26,384
  Prepaid and deferred employee benefits                                 19,840             10,569
  Unamortized debt expense                                               23,387             15,276
  Other deferred charges and assets                                      31,969             31,260
                                                                     ----------           --------
                                                                        122,573             83,489
                                                                     ----------           --------
                                                                    $ 1,422,512          $ 740,526
                                                                     ==========           ========
CAPITALIZATION AND LIABILITIES
- ------------------------------
CAPITALIZATION:
  Common stock and retained earnings                                $   348,840          $ 202,110
  Preferred stock without mandatory redemption                            9,000              9,000
  Preferred stock with mandatory redemption                              54,706             23,840
  Preference stock, convertible, with mandatory redemption               43,424                 --
  Long-term debt                                                        475,739            276,753
                                                                     ----------           --------
                                                                        931,709            511,703
                                                                     ----------           --------
CURRENT LIABILITIES:
  Notes payable                                                          80,750             15,500
  Preferred stock and long-term debt due within one year                  9,674             16,843
  Accounts payable and other accruals                                    32,883             12,066
  Accrued taxes                                                          25,424             20,454
  Accrued interest                                                        9,070              6,590
  Accrued customer benefits                                               4,488              6,771
                                                                     ----------           --------
                                                                        162,289             78,224
                                                                     ----------           --------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes and investment tax credits                      164,619            104,864
  Customer advances for construction                                     31,394              9,319
  Contributions in aid of construction                                  112,431              7,586
  Other deferred credits and liabilities                                 20,070             28,830
                                                                     ----------           --------
                                                                        328,514            150,599
                                                                     ----------           --------
                                                                    $ 1,422,512          $ 740,526
                                                                     ==========           ========

The accompanying notes are an integral part of these consolidated financial statements.

               UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                               FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                               --------------------    --------------------
                                                ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                               --------------------    --------------------
                                                 1994        1993        1994        1993
                                                -------     -------    --------    --------
OPERATING REVENUES                              $93,487     $78,225    $214,899    $157,461
                                                -------     -------    --------    --------

OPERATING EXPENSES:
  Operation and maintenance                      40,442      41,222     101,917      79,968
  Depreciation and amortization                   7,164       3,635      17,520      10,713
  General taxes                                  12,347       8,577      31,194      22,492
                                                -------     -------    --------    --------

    TOTAL OPERATING EXPENSES                     59,953      53,434     150,631     113,173
                                                -------     -------    --------    --------

OPERATING INCOME                                 33,534      24,791      64,268      44,288
                                                -------     -------    --------    --------

INTEREST AND OTHER EXPENSES:
  Interest expense, net of amount capitalized    10,071       6,002      25,591      16,758
  Allowance for funds used during construction     (242)       (114)       (906)       (378)
  Preferred stock dividends of subsidiaries         578         574       1,740       1,755
  Other income                                   (1,660)       (237)     (5,116)       (699)
                                                -------     -------    --------    --------

    TOTAL INTEREST AND OTHER EXPENSES             8,747       6,225      21,309      17,436
                                                -------     -------    --------    --------

INCOME BEFORE INCOME TAXES                       24,787      18,566      42,959      26,852

Provision for income taxes                        9,497       7,360      16,502      11,016
                                                -------     -------    --------    --------

NET INCOME                                       15,290      11,206      26,457      15,836
Preferred stock dividends                           568          --       1,143          --
Preference stock dividends                          628          --       1,114          --
                                                -------     -------    --------    --------

NET INCOME APPLICABLE TO COMMON STOCK           $14,094     $11,206    $ 24,200    $ 15,836
                                                =======     =======    ========    ========

AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS)    30,625      19,566      26,463      19,246

NET INCOME PER COMMON SHARE                       $0.46       $0.57       $0.91       $0.82
                                                =======     =======    ========    ========

DIVIDENDS PER COMMON SHARE                        $0.23       $0.23       $0.69       $0.69
                                                =======     =======    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                                         --------------------------------------
                                                                                1994                 1993
                                                                                ----                 ----
OPERATING ACTIVITIES:
NET INCOME                                                                    $ 26,457             $ 15,836
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                                 18,650               11,780
  Deferred income taxes and investment tax credits, net                          7,150               33,315
  Gain from release of security deposit to United Properties Group              (2,811)                  --
  Gain on land transfer                                                             --              (10,398)
  Valuation reserve                                                                 --                4,100
  Allowance for funds used during construction (AFUDC)                            (906)                (378)
  Changes in assets and liabilities, net of effect of acquisition of GWC:
     Accounts receivable and unbilled revenues                                 (17,351)              (4,753)
     Prepayments                                                                 1,946                 (837)
     Prepaid and deferred employee benefits                                     (2,836)              (2,266)
     Recoverable income taxes                                                     (671)             (24,325)
     Accounts payable and other accruals                                         2,203                2,772
     Accrued taxes                                                              (1,227)              (3,524)
     Accrued interest                                                           (3,540)              (1,912)
     Accrued customer benefits                                                  (2,283)              (4,113)
     Other, net                                                                 (6,703)                 911
                                                                              --------             --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                     18,078               16,208
                                                                              --------             --------

INVESTING ACTIVITIES:
  Additions to utility plant (excludes AFUDC)                                  (33,236)             (12,347)
  Additions to real estate and other properties                                 (2,753)              (4,022)
  Acquisition of GWC, net of cash received                                      (5,059)                  --
  Investment in Hoboken service contract                                        (5,464)                  --
  Draw down of construction funds, net                                          12,981                   --
                                                                              --------             --------
  NET CASH USED IN INVESTING ACTIVITIES                                        (33,531)             (16,369)
                                                                              --------             --------

FINANCING ACTIVITIES:
  Change in notes payable                                                       41,350                4,065
  Reduction in preferred stock and long-term debt                              (31,555)             (13,363)
  Issuance of common stock                                                      18,064               13,909
  Dividends on common stock                                                    (18,704)             (13,304)
  Dividends on preferred and preference stock                                   (2,257)                  --
  Net contributions and advances for construction                                2,522               (1,110)
                                                                              --------             --------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                               9,420               (9,803)
                                                                              --------             --------

Net decrease in cash and temporary cash investments                             (6,033)              (9,964)
Cash and temporary cash investments at beginning of period                       8,933               17,994
                                                                              --------             --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                          $  2,900             $  8,030
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

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                           SUPPLEMENTAL INFORMATION
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

Supplemental disclosures of cash flow information:

                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------------
                                                            1994                1993
                                                            ----                ----
  Interest paid (net of amount capitalized)                $20,920             $17,770
  Income taxes paid                                          4,063                 941

Supplemental schedule of noncash investing and financing activities involved with the acquisition of GWC Corporation:


  Fair value of assets purchased                 $648,100
  Less:
        Liabilities assumed                       445,371
        Common stock issued                       123,170
        Fair value of preferred stock assumed      31,178
        Fair value of preference stock issued      43,322
                                                 --------
        Net cash paid for GWC                    $  5,059
                                                 ========



The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1994


NOTE 1 - GENERAL
- ----------------

     In the opinion of United Water Resources (UWR, or the Company), the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies, commitments and contingencies and other matters are disclosed in the Company's audited consolidated financial statements included in its 1993 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

     Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of the results for a twelve month period.

NOTE 2 - SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION
- -----------------------------------------------------

     On April 22, 1994, UWR and GWC Corporation (GWC) merged (the Merger), with UWR as the surviving corporation. The acquisition was accounted for as a purchase, and the financial results of the former subsidiaries of GWC are included in the Company's financial results beginning April 1, 1994. The following unaudited pro forma condensed income statement information for the nine month periods ended September 30, 1994 and 1993 gives effect to the Merger as if it had occurred at the beginning of each of these periods. Pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results.

INCOME STATEMENT INFORMATION FOR THE NINE MONTHS ENDED:

                                             (UNAUDITED)
                                            SEPTEMBER 30,
                                           1994      1993
                                           ----      ----
Operating revenues                       $244,095  $252,679

Operating income                           70,298    72,973

Net income applicable to common stock      24,159    25,624

Net income per common share              $   0.80  $   0.90

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- --------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

MERGER
- ------

     On April 22, 1994, United Water Resources Inc. (UWR) and GWC Corporation
(GWC) merged (the Merger), with UWR as the surviving corporation. GWC's principal assets included 100% of the stock of General Waterworks Corporation (General Waterworks), which owns regulated utilities operating in 14 states, and a 25% indirect investment in JMM Operational Services, Inc. (JMM), a company that provides operations and management services to government and industry for water and wastewater treatment facilities. In exchange for the common stock of GWC that was issued and outstanding immediately preceding the Merger, UWR (i) issued 9,295,860 shares of UWR Common Stock, (ii) issued 3,341,078 shares of UWR 5% Convertible Preference Stock, which has a liquidation price of $13.794 per share, and (iii) paid former shareholders of GWC $8,870,397 in cash. In addition, at the time of the Merger, each issued and outstanding share of GWC
7 5/8% Preferred Stock was converted into one fully paid non-assessable share of UWR 7 5/8% Preferred Stock with equal stated dividends and substantially similar rights, privileges, qualifications and restrictions.

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

     UWR anticipates that this construction program will be funded by internally generated funds from operations and proceeds from external financings. In addition, General Waterworks and Spring Valley are parties to a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of September 30, 1994, $17.7 million of proceeds from these financings have not yet been disbursed to the Company.

- -------------------------------


     In January 1994, Hackensack redeemed $10 million of First Mortgage Bonds, 9-3/4% Series, due 2006, and in April 1994 refinanced $40 million of tax-exempt bonds, using the proceeds from the issuance of $20 million of 5.80% bonds and $20 million of 5.9% bonds, both due in 2024. In June 1994, Spring Valley refinanced $27 million of 1988 EFC 7.7% - 8% notes, due 2018, by issuing $12 million of 6.15% notes and $15 million of 6.3% notes, due 2024. In August 1994, Spring Valley filed a petition with the PSC seeking the Commission's approval to issue $12 million of long-term debt so as to reduce its short-term borrowings. This short-term debt was incurred in part when Spring Valley redeemed $5 million of Series E, 4.7% First Mortgage Bonds at maturity on August 1, 1994. The Company expects approval by December 31, 1994. In October 1994, General Waterworks issued $20 million of 6.40% tax-exempt bonds, due 2024, to finance certain capital expenditures of Boise Water Corporation, a wholly-owned subsidiary of General Waterworks.

     United Properties Group (United Properties), formerly Rivervale Realty Company, currently expects to spend $28 million over the next five years for capital expenditures on its existing real estate portfolio. Expenditures in 1995 and 1996 are projected to be $2.5 million and $6.5 million, respectively. Funding for these expenditures is expected to be provided by internally generated cash.

     At September 30, 1994, UWR had cash and temporary cash investments of $2.9 million and unused short-term bank lines of credit of $108.5 million. Management expects that unused credit lines currently available and cash flows from operations will be sufficient to meet the Company's anticipated future operational and capital needs.

GENERAL
- -------

     Hackensack and Spring Valley, (a subsidiary of Hackensack) provide public water supply service to more than one million people in northern New Jersey and southern New York. General Waterworks provides public water supply services to approximately one million people in 14 states. Its major utility operations are located in Arkansas, Delaware, Florida, Idaho, New Jersey, New Mexico, New York and Pennsylvania. In addition, two of its utilities, in Florida and New Mexico, also provide wastewater collection and treatment services, generally to their water customers. The water utility business is cyclical in nature, as both revenues and earnings are higher in the summer months when customer consumption is higher than in the cooler months.

     United Properties, UWR's real estate subsidiary, is a non-regulated business engaged in real estate acquisitions and development, leasing and sales, golf course operations and consulting activities. It owns properties in Bergen and Essex Counties, New Jersey; and Orange, Westchester and Rockland Counties, New York.

RATE MATTERS
- ------------

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

SPRING VALLEY WATER COMPANY

     In July 1992, Spring Valley applied to the Public Service Commission (PSC) of the State of New York for permission to increase its annual revenues by $5 million, or 14.4%, to offset the effects of continued investment in plant facilities and increases in operating expenses. On May 12, 1993, the PSC rendered its decision, allowing Spring Valley an overall rate of return of 8.75% and a return on equity of 10.5%. The decision, which provided for an increase in annual revenues of approximately $1.9 million, or 5.7%, became effective on May 30, 1993. The PSC also allowed Spring Valley to recover approximately $850,000 of previously deferred expenses and required it to refund certain revenue credits of approximately $1 million immediately. This action, which resulted in a one-time increase in revenues and various expenses in the second quarter of 1993, did not have a material effect on net income. The PSC's decision also permitted Spring Valley to submit a second stage filing after February 1, 1994 to recover increases in property taxes, salaries and wages, and medical benefits that were not provided for in their previous determination. In February 1994, Spring Valley made its second-stage filing, and on July 12, 1994 the PSC issued an Order granting Spring Valley a $1.4 million increase in revenues, or 3.8%, effective July 14, 1994.

     On June 22, 1994, Spring Valley applied to the PSC for permission to increase its annual revenues by $2.5 million, or 6.1%, to offset the effects of continued investment in plant facilities and increases in operating expenses and general taxes that have occurred since the last general rate case. Spring Valley expects a Commission decision on its request in the Spring of 1995.

     The PSC's May 1993 decision also directed Spring Valley to institute a Revenue Reconciliation Clause (RRC), which requires Spring Valley to reconcile billed revenues with the pro forma revenues that were used to set rates. Any variances outside a 1% range are accrued or deferred for subsequent recovery from or refund to customers. As a result of the hot weather experienced during the summer of 1993, the RRC resulted in the deferral of $1.4 million of revenue, which was used in part to recover certain deferred costs. The remaining balance, along with previous RRC credit balances, is being refunded to Spring Valley's customers over a three-year period, beginning in July 1994.

     In 1985, the New York PSC authorized the sale and transfer of 23 acres of land from Spring Valley to Rivervale. Subsequently, the PSC initiated an administrative proceeding arising from an Order inquiring into the price for the transfer of the land, and in September 1990 ordered Spring Valley to record a deferred credit that reduced rate base by $1.9 million to reflect the appreciated value of the property as of the date of sale of the land. In January 1991 Spring Valley filed an appeal with the New York State Supreme Court Appellate Division regarding the PSC decision, and in February 1992 the Appellate Division affirmed the action of the PSC. The effect of that decision on UWR was recognized by an after-tax charge against income of $809,000 in 1991. Spring Valley filed with the New York Court of Appeals a Motion for Leave to Appeal, which was denied on September 17, 1992. Spring Valley submitted a proposal to the PSC to make a one-time customer refund through billing credits of a portion of the deferred credit, and this was approved by the Commission on April 6, 1994. The net effect of this decision on UWR was to recognize a one-time refund to Spring Valley customers of $281,000 in April 1994.

- ------------



GENERAL WATERWORKS

     During the period from April 1, 1994 through September 30, 1994, the utility subsidiaries of General Waterworks received eight rate awards, representing an aggregate annual revenue increase of $5.5 million. An estimated $2.5 million of this amount will be reflected in revenues in the current year.

     At September 30, 1994, the utility subsidiaries of General Waterworks had five rate cases pending. In these five cases, General Waterworks has requested an aggregate annual revenue increase of approximately $5.4 million, none of which is expected to affect 1994. The Company expects the utility subsidiaries of General Waterworks to file additional rate cases in 1994, but does not anticipate that these rate cases will have any impact on the Company's 1994 results.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1994
- -------------------------------------------------------------

OVERVIEW

     UWR's net income applicable to common stock for the third quarter of 1994 was $14.1 million, an increase of 25.8% from $11.2 million in the comparable period in 1993. Net income per common share for the third quarter of 1994 was 46 cents as compared to 57 cents for the same period last year. The increase in net income as compared to the third quarter of 1993 represents the net favorable effect of two offsetting events. Net income increased as a result of the operations acquired in the merger with GWC in April 1994, which was partially offset by a one-time gain on an intercompany real estate transaction in 1993. Earnings per share for the third quarter decreased as compared to 1993; while the results of General Waterworks produced an increase in earnings per share, that increase was offset by the effect of the absence in 1994 of a comparable real estate transaction.

REVENUES

     The $15.3 million, or 19.5%, increase in revenues from the same period in 1993 was attributable to the following factors:



          OPERATING REVENUES
          (thousands of dollars)            Increase (Decrease)
          -------------------------------------------------------
          Utilities:
               Merger with GWC           $ 39,393          50.3%
               Rate awards                  1,462           1.9%
               Consumption                 (2,595)         (3.3%)
               Other                          815           1.0%
          Real estate                     (25,680)        (32.8%)
          Other operations                  1,867           2.4%
                                         --------         ------
                                         $ 15,262          19.5%

     The merger with GWC increased revenues by $39.4 million, or 50.3%, from the same period in 1993. The increase in revenues from rate awards of 1.9% in 1994 resulted from a 3.1% Hackensack rate increase in October 1993 and a 3.8% Spring Valley increase in July 1994. The decrease in revenue due to consumption of $2.6 million, or 3.3%, was due to a return to more normal weather conditions in 1994 in Hackensack and Spring Valley. Real estate revenues decreased from the comparable quarter due to the aforementioned 1993 intercompany real estate transaction. Meter installation contracts for the City of New York and a service contract with the City of Hoboken contributed to the increase in operating revenues from other operations.

COSTS AND EXPENSES

     The increase (decrease) in operating expenses from the same period in 1993 is due to the following:


     OPERATING EXPENSES
     (thousands of dollars)                 Total             Effect of      Net of Merger
                                      Increase (Decrease)       Merger     Increase (Decrease)
                                      --------------------------------------------------------
     Operation and maintenance         ($780)      (1.9%)     $17,204       ($17,984)  (43.6%)
     Depreciation and amortization     3,529       97.0%        3,505             24     0.7%
     General taxes                     3,770       44.0%        3,593            177     2.1%

     The decrease in operation and maintenance expense, excluding the effect of the merger with GWC, represents the net effect of the decrease in costs related to the intercompany real estate transaction in 1993, offset by higher costs in 1994 related to meter installations under contracts with the City of New York, the costs of property sales and the service contract with the City of Hoboken.

- -------------------------------------------------------------



INTEREST AND OTHER

     Interest expense increased $4.1 million, or 67.8%, representing the net effect of a $4.5 million increase as a result of the merger, offset, in part, by lower interest expense due to a reduction in long term debt and lower interest rates.

     Other income increased in the third quarter of 1994 by $1.4 million, primarily due to the gain on the sale of a wastewater transmission facility in Pine Bluff, Arkansas.

INCOME TAXES

     Federal income tax expense increased by $2.1 million, or 29%, largely due to the increase in income before income taxes. The effective tax rate in the third quarter of 1994 was 37.4%, down from 38.5% in the third quarter of 1993, due to lower taxes on real estate transactions.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1994
- ------------------------------------------------------------

OVERVIEW

     UWR's net income applicable to common stock for the nine months ended September 30, 1994 increased $8.4 million, or 52.8%, as compared to the comparable period in 1993, while earnings per share of common stock increased 9 cents per share. The increase in net income was primarily the result of the operations acquired in the merger with GWC. Net income from utitily operations was lower in 1994, primarily because dry weather in 1993 caused revenues, and net income, to be higher than normal. Net income from real estate was lower in 1994 due to a one-time gain on an intercompany real estate transaction recognized in 1993.

REVENUES

     The $57.4 million, or 36.4%, increase in revenues from the same period in 1993 was attributable to the following factors:



     OPERATING REVENUES
     (thousands of dollars)                       Increase (Decrease)
     -----------------------------------------------------------------
     Utilities:
          Merger with GWC                    $74,078             47.1%
          Rate awards                          4,132              2.6%
          Consumption                         (2,130)            (1.4%)
          Other                                   49              0.0%
     Real Estate                             (23,419)           (14.9%)
     Other operations                          4,728              3.0%
                                            --------            ------
                                             $57,438             36.4%

     The merger with GWC increased revenues $74.1 million, or 47.1%, in 1994. The increase in revenues from rate awards of 2.6% resulted from rate increases of 5.7% and 3.8% in May 1993 and July 1994, respectively, for Spring Valley and a 3.1% rate increase in October 1993 for Hackensack. Lower consumption due to a return to more normal weather conditions in 1994 resulted in a $2.1 million decrease in operating revenues from the prior year. Real estate revenues decreased, primarily due to the aforementioned 1993 intercompany land transaction. Meter installation contracts for the City of New York and a service contract with the City of Hoboken contributed to the increase in operating revenues from other operations over the same period in 1993.

COSTS AND EXPENSES

     The increase (decrease) in operating expenses from the first nine months in 1993 was due to the following:



     OPERATING EXPENSES
     (thousands of dollars)                Total              Effect of      Net of Merger
                                     Increase (Decrease)        Merger     Increase (Decrease)
                                     ---------------------------------------------------------
     Operation and maintenance       $21,949       27.4%      $33,490      ($11,541)     (14.4%)
     Depreciation and amortization     6,807       63.5%        7,025          (218)      (2.0%)
     General Taxes                     8,702       38.7%        7,283         1,419        6.3%

     The decrease in operation and maintenance expense, excluding the effect of the merger with GWC, represents the net effect of the decrease in costs related to the intercompany real estate transaction in 1993, offset by higher costs in 1994 related to meter installations under contracts with the City of New York, the cost of property sales and the service contract with the City of Hoboken.

- ------------------------------------------------------------

INTEREST AND OTHER

     Interest expense increased $8.8 million, or 52.7%, primarily as a result of the merger.

     Other income increased $4.4 million in the first nine months of 1994 primarily due to the favorable settlement of a foreclosure action filed by United Properties related to a golf course property and the gain from the sale of a wastewater transmission facility in Pine Bluff, Arkansas.

INCOME TAXES

     Income tax expense increased $5.5 million, or 49.8%, primarily due to the merger with GWC. The effective income tax rate decreased to 36.9%, from 38.5% in 1993, largely due to a rate decision in Spring Valley which resulted in the recognition in 1993 of deferred IRS audit adjustments relating to the previously settled 1981 through 1988 IRS audit.

EFFECTS OF INFLATION

     Operating income from utility operations is normally not materially affected by inflation because cost increases generally lead to proportionate increases in revenues allowed through the regulatory process. However, there is a lag in the recovery of higher expenses through the regulatory process; therefore, high inflation could have a detrimental effect on the company until sufficient rate increases are received. Conversely, lower inflation and lower interest rates tend to result in reductions in the rates of return allowed by the utility commissions, as has happened over the last several years.

                        PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS
- ------------------------------

     The Paterson Municipal Utilities Authority (PMUA) filed suit against Hackensack and the North Jersey District Water Supply Commission in 1990. The suit was based on PMUA's alleged ownership of various water rights in the Passaic River, which rights the PMUA claimed were, or may have been, affected by diversions from the Wanaque South Project, in which Hackensack is an equal partner with the North Jersey District Water Supply Commission. Hackensack's Motion for Summary Judgement, dismissing the Complaint, was granted by the trial court on July 23, 1992. On October 5, 1992, the PMUA filed a Notice of Appeal; the matter was argued before the Appellate Division in April 1994, and the Appellate Division in May 1994 affirmed the dismissal. The PMUA appealed to the New Jersey Supreme Court, which denied certification of this appeal on September 13, 1994.

     A suit was filed against UWR, Dundee Water, Power & Land Co. (Dundee) and Hackensack in September 1994. The suit alleges that the plaintiff suffered property damages as a result of an alleged breach in a berm surrounding the Dundee Canal, allowing water to escape. The Dundee Canal is the property of Dundee, a corporation of which UWR owns 50% of the outstanding common stock. While an assessment of the property damages being alleged has not yet been completed, it is believed that such claims will be in excess of $500,000. An answer to the Complaint will be filed on behalf of UWR, Hackensack and Dundee. All three companies have adequate insurance to cover claims of this nature. UWR is undertaking a continuing investigation of the claims in conjunction with the North Jersey District Water Supply Commission, the other 50% co-owner of Dundee. Management believes UWR, Hackensack and Dundee have meritorious defenses to the aforementioned claims and intends to contest them vigorously.

     General Waterworks owns a utility subsidiary which provides water and wastewater services to customers in Rio Rancho, New Mexico ("Rio Rancho"). The City of Rio Rancho notified General Waterworks that it intends to acquire the utility operations, and on October 28, 1994 commenced condemnation proceedings. New Mexico's condemnation laws require that the city pay the Company fair market value for any assets that are taken by the city in a condemnation proceeding. Consequently, the Company expects that any condemnation, or sale in lieu of condemnation, should result in the Company at least recovering its investment in its Rio Rancho operations. In 1993, Rio Rancho had revenues of $10,280,000 and at December 31, 1993 had a net investment in utility plant of $43,904,000.

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

- -----------------

     On October 28, 1994, IU International Corporation ("IU") filed suit against General Waterworks alleging breach of contract and seeking reimbursement of more than $3 million of income tax payments by IU, as well as interest on such amounts. In 1982, LAH purchased 50% of the outstanding common stock of GWC from IU, and in 1985 purchased the remaining 50%. IU's claim is based on certain tax indemnifications that were part of a stock purchase agreement entered into by IU, LAH, General Waterworks and GWC in connection with the 1992 purchase. The management of General Waterworks believes it has meritorious defenses to the aforementioned claims and that its resolution will not have a material adverse effect upon the financial position or results of operations of the Company.

     In addition to the matters mentioned herein, UWR is involved in litigation dealing with numerous aspects of its business operations. Based upon advice from counsel, management believes UWR and its affiliates, including Hackensack, Spring Valley, General Waterworks and its subsidiaries and United Properties have meritorious defenses in all of the claims which remain pending and intends to contest them vigorously. The likelihood that the ultimate resolution of legal proceedings would have a material effect upon the financial position or results of operations of UWR or its subsidiaries is considered to be remote.

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



                                 UNITED WATER RESOURCES INC.
                                 ---------------------------
                                            (Registrant)



Date:  November 14, 1994         By___________________________________
       -----------------                       (Signature)
                                             John J. Turner
                                                Treasurer

                                     DULY AUTHORIZED AND CHIEF
                                        ACCOUNTING OFFICER