Form 10-K
period 1994-12-31
UNITED WATER RESOURCES INC
filed 1995-03-28
CIK 715969

                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            Washington, D.C.  20549

                                   FORM 10-K

         [  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994
                                            -----------------
                                       OR
       [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period ____________________ to _______________________
                          Commission File No. 1-8586
                                              ------

                          UNITED WATER RESOURCES INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      NEW JERSEY                                                  22-2441477
- ------------------------                                     -------------------
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

   200 OLD HOOK ROAD, HARRINGTON PARK, N.J.                          07640
- ---------------------------------------------                        -----
   (Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code:  201-784-9434
                                                     ------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                          Name of Each Exchange
     Title of Each Class                                   on Which Registered
     -------------------                                  ---------------------
  Common Stock (No par value)                            New York Stock Exchange
  Outstanding at February 28, 1995 -  31,391,352
                                      ----------

Securities registered pursuant to Section 12 (g) of the Act:  None
                                                             -----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X   .    No       .
                                               ---------     ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

     At February 28, 1995, the registrant's Common Stock, no par value, held by non-affiliates had an aggregate market value of $ 303,250,612. See Item 13.
                                                 ------------

     The following document is incorporated by reference in this Form 10-K:

          United Water Resources Inc. Proxy Statement to be filed in connection with the Registrant's Annual Meeting tentatively to be held on May 8, 1995 as to Part III, items 10, 11, 12, and 13.

                          United Water Resources Inc.

                                     PART I
                                     ------


ITEM 1.  BUSINESS
- -------  --------

(a)  GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

     United Water Resources Inc. (United Water, or the Company) is a New Jersey corporation that was incorporated on February 25, 1983 and has its principal office at 200 Old Hook Road, Harrington Park, New Jersey 07640. On April 22, 1994, United Water completed a merger (the Merger) with GWC Corporation (GWC), in which United Water was the surviving corporation. GWC's principal assets included 100% of the stock of General Waterworks Corporation, which owns regulated water and wastewater utilities operating in 14 states, and a 25% indirect investment in JMM Operational Services, Inc. (JMM). JMM provides operations and management services to government and industry for water and wastewater treatment facilities. The Merger was accounted for under the purchase method of accounting. For a discussion of the Merger, see Item 1 (c), below.

     In March 1995, the Company changed the names of many of its operating subsidiaries. By adopting "United Water" in the names of its utility subsidiaries, the Company will achieve a unified corporate identity and greater national recognition. The new names of some of the larger operating subsidiaries are United Water New Jersey (formerly Hackensack Water Company), United Waterworks (formerly General Waterworks Corporation) and United Water New York (formerly Spring Valley Water Company). In 1994, Rivervale Realty Company
changed its name to United Properties Group.   The new names are used hereafter.

     United Water's principal utility subsidiaries, United Water New Jersey, United Water New York and United Waterworks, provide water and wastewater services to approximately two million people in fourteen states, with more than half of the Company's utility operations located in northeastern New Jersey and southeastern New York. United Water New Jersey was incorporated by an act of the New

                          United Water Resources Inc.

Jersey Legislature in 1869. United Water New York was incorporated under the laws of New York in 1893 and is wholly-owned by United Water New Jersey. United Waterworks was incorporated under the laws of Delaware in 1942. Other significant wholly-owned subsidiaries of United Water include: United Properties Group (United Properties), which is engaged in real estate activities, including commercial rentals, land development, golf course operations and consulting services; Laboratory Resources, a network of environmental testing laboratories in New Jersey, Connecticut and Pennsylvania; and United Water Mid-Atlantic (formerly Mid-Atlantic Utilities Corporation), which owns and operates water and wastewater systems.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------
     See Note 15 to the Consolidated Financial Statements in Item 8 below for segment information.



(b)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------
     As a holding company, United Water does not conduct any business operations, except through its subsidiaries.

MERGER WITH GWC CORPORATION
- ---------------------------

     On April 22, 1994, United Water completed a Merger with GWC, in which United Water was the surviving corporation. GWC's principal assets included 100% of the stock of General Waterworks Corporation (now known as United Waterworks). The Merger was accounted for under the purchase method and resulted in the recording of a utility plant acquisition adjustment of $67 million. In exchange for the common stock of GWC that was issued and outstanding immediately preceding the Merger, United Water (i) issued 9,295,860 shares of United Water common stock, (ii) issued 3,341,078 shares of United Water 5% cumulative convertible preference stock, with a liquidation price of $13.794 per share, and
(iii)

                          United Water Resources Inc.

paid former shareholders of GWC $8.9 million in cash. In addition, each share of GWC 7 5/8% cumulative preferred stock outstanding at the time of the Merger was converted into one fully paid non-assessable share of United Water
7 5/8% cumulative preferred stock, with equal stated dividends and substantially similar rights, privileges, qualifications and restrictions.

     Prior to the Merger, Lyonnaise American Holding, Inc. (LAH), a Delaware corporation and a wholly-owned subsidiary of Lyonnaise des Eaux, a French societe anonyme, owned approximately 81.9% of GWC's common stock. The remaining 18.1% of GWC's common stock was publicly traded. On the date of the Merger, LAH converted 70% of its shares of GWC common stock into United Water common stock and the remainder of its shares of GWC common stock into United Water 5% cumulative convertible preference stock. Immediately after the Merger, LAH owned approximately 25.4% of the issued and outstanding United Water common stock and approximately 97.7% of the issued and outstanding United Water 5% cumulative convertible preference stock. A twelve-year Governance Agreement, commencing April 22, 1994, between LAH and United Water contains a number of restrictions, including restrictions on when LAH can convert its preference shares into United Water common stock and on LAH's ability to buy or sell United Water common stock or preference stock.

REGULATED UTILITY OPERATIONS
- ----------------------------

     The Company's principal business is providing water and wastewater services to the public at large in areas where its regulated utility subsidiaries possess franchises to provide such services. Its utility subsidiaries are subject to rate regulation, generally by the regulatory authorities in the states in which they operate.

                          United Water Resources Inc.

     United Water New Jersey supplies water service to approximately 175,600 customers in 60 municipalities in the northeastern part of New Jersey, serving most of Bergen County and the northern part of Hudson County. The total population served is about 750,000 persons. United Water New Jersey is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). United Water New Jersey's principal source of water supply is the Hackensack River, with a watershed of 113 square miles, and is supplemented by water diversions from additional streams and rivers, by ground water supplies drawn from wells and by the purchase of water from contiguous water systems. United Water New Jersey also obtains stream flow benefits from United Water New York, which owns and operates an impounding reservoir, Lake DeForest, on the Hackensack River in Rockland County, New York, and has available additional water supply from the Wanaque South Project. The Wanaque South Project, which was completed in 1987, is a joint undertaking of United Water New Jersey and the North Jersey District Water Supply Commission. United Water New Jersey has a 50% interest in the utility plant of the Wanaque South Project and is responsible for its proportionate share of operating expenses.

     United Water New York supplies water service to approximately 61,200 customers in Rockland County, New York, and is subject to rate regulation by the New York Public Service Commission (PSC). The total population served is about 250,000 persons. United Water New York's principal source of supply is derived from wells and surface supplies, including the Lake DeForest reservoir.

     United Waterworks is a holding company that provides water and wastewater services to a total of approximately 346,000 customers in 14 states through its regulated water and wastewater utility subsidiaries. The utility subsidiaries of United Waterworks serve a total population of about 1,000,000 persons. Its water utilities obtain water primarily from wells and surface supplies (lakes, ponds, reservoirs and streams), and in a few cases purchase water wholesale from adjoining water systems, generally owned

                          United Water Resources Inc.


by municipalities. None of United Waterworks' major water utility subsidiaries are dependent upon water purchased from others, except that United Water New Rochelle (formerly The New Rochelle Water Company), a wholly-owned subsidiary, purchases all of its water from an aqueduct system that is owned by and serves the City of New York. United Waterworks believes that its water utilities have adequate supplies of water for their present requirements, but anticipates making future capital expenditures to expand their sources of water supply, primarily through development of additional wells and expansion of other facilities, to provide for projected increases in future demand because of customer growth.

     United Water Mid-Atlantic owns and operates several small water and wastewater utility systems that provide water supply, wastewater collection and wastewater transmission services to approximately 3,700 customers in Vernon Township and Mt. Arlington, New Jersey. United Water Mid-Atlantic's subsidiaries are subject to regulation by the BPU.

     The Company's water business is seasonal, as sales tend to be higher during warm, dry periods. The Company's water utilities operate in some jurisdictions in which water conservation regulations have from time to time been imposed during periods of drought. To date, such regulations have not had a material impact on the Company's results of operations. The Company's water utilities have not experienced any long-term disruption of service because of contamination of their water supplies; however, the Company cannot predict what effect such events, should they occur, would have on its business.

                          United Water Resources Inc.

     The following table sets forth information concerning United Water's water and wastewater utility operations, particularly the nine larger utilities which in 1994 accounted for 87.2% of United Water's utility customers, 92.5% of United Water's utility revenues and 91.6% of United Water's net investment in utility plant.

                                     # of Customers at       1994
Location                               Dec. 31, 1994       Revenues
                                     -----------------     --------
                                                        (in thousands)
Major Utility Operations:
 United Water New Jersey                 175,620           $117,584
 United Water New York                    61,194             38,054
 United Waterworks:
  United Water Idaho /(1)/                53,254             16,343
  United Water Florida /(1)/              46,459             15,014
  United Water Pennsylvania /(1)/         44,152             13,442
  United Water New Rochelle /(1)/         30,079             12,999
  United Water Delaware /(1)/             30,861             10,115
  United Water Toms River /(1)/           41,745              9,658
  United Water New Mexico /(1)/           27,890              9,359
                                     -----------------     --------
Subtotal                                 511,254            242,568
Other utility operations                  75,127             19,565
                                     -----------------     --------
 Total utility operations                586,381           $262,133
                                     -----------------     --------

- ----------
/(1)/ Acquired April 1994 in the Merger with GWC. Revenues include period from April 1 to December 31, 1994.

          The Company's water utility subsidiaries chemically and physically treat, filter or otherwise improve the quality of the water. Treated water is distributed to customers through the utility subsidiaries' distribution mains, assisted by pumping facilities where necessary. The Company's utility operations provide water that meets or surpasses the minimum standards of the Federal Safe Drinking Water Act (SDWA) of 1974, as amended in 1986.

          Customers.  In 1994, the Company's utility revenues were derived as
          ---------
follows: 62% from residential customers, 17% from commercial customers, 17% from industrial customers and 4% from fire

                          United Water Resources Inc.

protection customers. Of the Company's 551,721 water utility customers at December 31, 1994, 496,400 (90%) were residential customers, 51,981 (9%) were commercial customers and 3,340 (1%) were industrial customers. The Company also had 34,660 wastewater customers at December 31, 1994, many of whom were also water customers of the Company. No single utility customer accounted for more than 10% of the Company's utility revenues in 1994.

          Capital Expenditures.  As a result of the utility operations of United
          --------------------
Waterworks acquired in the Merger with GWC in April 1994, the Company's additions to utility plant increased substantially in 1994, from $15,986,000 in 1993 to $57,592,000 in 1994. For a discussion of the Company's capital expenditures, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, below.

          Competition and Franchises.  Substantially all of the Company's
          --------------------------
utility subsidiaries serve an area or areas in which the subsidiaries own and operate the sole public water or wastewater system. Accordingly, the Company's utility businesses are, in most cases, free from direct competition. The Company believes that its utility subsidiaries possess, with relatively minor exceptions and qualifications, such governmental franchises, water rights, licenses and permits as are necessary for the continuation of the water and wastewater operations as now conducted. Many such franchises, rights, licenses and permits are perpetual and others are expected to be renewable as they expire. The Company's utility subsidiaries derive their rights to install and maintain distribution mains under streets and other public places from statutes, municipal ordinances and permits from state and local authorities. In most cases, these rights are non-exclusive.

          Governmental Acquisition.  In most of the states in which the Company
          ------------------------
has water or wastewater operations, there exists the right of governmental acquisition. The price to be paid under condemnation is usually determined in accordance with the eminent domain statutes of the state governing

                          United Water Resources Inc.

the taking of land or other property by condemnation, which statutes generally provide for the payment of a price which reflects the fair value of the condemned property. A condemnation action was commenced in 1994 against United Waterworks' water and wastewater utility in New Mexico. See Item 3, Legal Proceedings, below.

          Rate Matters.   The Company's utility subsidiaries are subject to
          ------------
regulation by state regulatory commissions (or, in one case, by a local authority) having jurisdiction over their respective service areas with regard to rates, services, safety, accounting, issuance of securities, changes in ownership, control or organization and other matters. The rates charged by the Company's utility subsidiaries are fixed by the regulatory authority having jurisdiction over each utility. The profitability of the Company's utility subsidiaries is to a large extent dependent upon the timeliness and adequacy of the rate relief allowed by regulatory authorities. Accordingly, the Company maintains a centralized rate management staff which monitors expense increases, capital expenditures and other factors affecting the financial performance of its utility subsidiaries and prepares, files and litigates rate cases. In certain jurisdictions, procedures have been established by the utility regulatory authorities to permit a more rapid, and less costly, recovery of certain expense increases. The Company believes that all of its regulated utilities are in compliance with those regulations. For a discussion of rate increases granted the Company's utility subsidiaries in 1994 and 1993, see Note 10 to the Consolidated Financial Statements in Item 8, below.

                          United Water Resources Inc.


NON-REGULATED OPERATIONS
- ------------------------

          The Company is engaged in several activities which are not subject to regulation of rates, service and similar matters by state public utility commissions. The Company's principal non-regulated operations include United Properties, a subsidiary engaged in real estate activities, Laboratory Resources, a subsidiary that owns and operates a network of environmental testing laboratories, and a 50% investment in a joint venture partnership (the Partnership) with LAH which, in turn, holds 50% of the common stock of JMM, an environmental technology and engineering firm.

          United Properties  United Properties is a non-regulated business
          -----------------
engaged in real estate investment and development activities, including commercial office and retail properties, residential and commercial land development, golf course operations and consulting services. United Properties owns a portfolio of real estate located in New Jersey, New York and Pennsylvania. United Properties also provides consulting and advisory services in support of the real estate assets of the other United Water companies.

          JMM Operational Services, Inc.  As a result of the Merger and the
          ------------------------------
formation of the Partnership with LAH, the Company acquired an indirect 25% interest in JMM. The Partnership owns 50% of JMM's outstanding common stock and the remaining 50% is owned by Montgomery Watson Americas, Inc., a privately held environmental technology and engineering firm. JMM, headquartered in Denver, Colorado, provides contract operations and maintenance services, principally to municipalities, for water and wastewater facilities in North America. JMM also offers its customers specialized operations and maintenance consulting services that include facilities start up, staff training, plant evaluation, operational problem solving, preparation of operating manuals and maintenance management. The Company's investment in the Partnership is accounted for under the equity method of accounting. The Partnership is also actively seeking other opportunities to provide water and wastewater services to

                          United Water Resources Inc.


municipalities and other government bodies, in the United States and elsewhere in the northwestern hemisphere, through privatization of public facilities, public-private partnerships and other types of service agreements.

          Laboratory Resources  Laboratory Resources performs a wide range of
          --------------------
environmental analyses for consulting engineers, industry, public water suppliers, wastewater treatment facilities and governmental agencies. In 1994, Laboratory Resources received U.S. Army and Navy environmental cleanup certifications allowing them to enter into a new and growing market. Negotiations for other federal contracts are in progress.

          Hoboken Service Contract   The Company entered into a public-private
          ------------------------
partnership with the city of Hoboken, NJ in July 1994. The Company will manage and maintain the city's distribution system and the city will retain ownership.

EMPLOYEE RELATIONS
- ------------------

          The Company and its subsidiaries have approximately 1,400 employees. Subsidiaries of the Company are parties to agreements with labor unions covering approximately 535 employees at 9 locations. The Company does not expect any material interference with operations at any location as a result of the expiration of any of these labor agreements. During the past five years, the Company has experienced no work stoppages. The Company considers its employee relations to be good.

ENVIRONMENTAL REGULATION
- ------------------------

          The Company and its subsidiaries are subject to environmental regulation by state and federal agencies. The state agencies typically consist of one responsible for public health and another responsible for environmental protection. The United States Environmental Protection Agency (EPA) administers numerous federal statutes which encompass both public health and environmental protection concerns.

                          United Water Resources Inc.


          At the Federal level, the SDWA provides minimum standards for potable water quality and monitoring. State statutes and regulations, which are also applicable, impose standards which, in some cases, are more stringent than the Federal standards. The Company believes that all its water utilities are currently in compliance in all material respects with, and have all permits required by, the SDWA and other applicable Federal and state health and environmental statutes and regulations.

          During 1986, the EPA issued revisions and a timetable for future revisions to its regulations which resulted in additional and more stringent standards under the SDWA. The Company does not expect any significant adverse financial impact from these new regulations on the Company's results of operations or financial condition. Although the Company projects that additional expenditures for utility plant will be required as a result of the 1986 amendments to the SDWA, as discussed above, it anticipates that regulatory authorities will allow a recovery of and return on any investment needed.

          The Federal Water Pollution Control Act, also known as the Clean Water Act, and state laws in a number of jurisdictions regulate certain effluent discharges into waterways. These laws are administered by the EPA at the federal level and by state agencies. These laws require the Company's utility subsidiaries to obtain permits for effluent discharges associated with water and wastewater treatment operations and these permits typically impose limitations with respect to quality and quantity of effluent discharges. The Company believes that its utility subsidiaries are currently in compliance in all material respects with, and have all permits required by, these pollution control statutes.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     ----------------------------------------------------------------------
     SALES
     -----

     (Not applicable)

                          United Water Resources Inc.


ITEM 2.        PROPERTIES
- -------        ----------

REGULATED UTILITY OPERATIONS
- ----------------------------

          United Water's utility subsidiaries own, operate and maintain a total of 383 wells, 58 water treatment plants, with treatment capacities of up to 200 million gallons per day (MGD), 15 wastewater treatment plants, with treatment capacities of up to 3 MGD, and 211 ground and elevated storage tanks. The Company's utility subsidiaries also own numerous impounding basins, lift stations and purification stations, generally located on land owned by the respective subsidiaries. In addition, the Company's utility subsidiaries own a total of approximately 7,472 miles of water transmission and distribution mains and 440 miles of wastewater collection mains. The water mains and wastewater collection facilities are located in easements and rights-of-way on or under public highways, streets, waterways and other public places pursuant to statutes, municipal ordinances and permits from state and local authorities, or on or under property owned by the respective subsidiaries or occupied under property rights from the owners, which rights are deemed adequate for the purpose for which they are used. In addition, the Company's subsidiaries own pipelines, meters, services, fire hydrants, transportation vehicles, construction equipment, office furniture and equipment and computer equipment. United Water's subsidiaries own or lease office space at their respective locations.

          In connection with the Wanaque South Project, United Water New Jersey owns a 17-mile aqueduct from the Wanaque Reservoir to the Oradell Reservoir, along with a booster pumping station. United Water New Jersey also owns 50% of the other elements of the Wanaque South Project, including an 11-mile aqueduct and related pump stations, a roller compacted concrete dam and reservoir, and has contracted rights to yields derived from the Passaic and Ramapo rivers.

                          United Water Resources Inc.


NON-REGULATED OPERATIONS
- ------------------------

          United Properties owns approximately 1,500 acres of land available for sale or under development principally in New Jersey, New York and Pennsylvania and 487,250 square feet of office and retail properties.

          Laboratory Resources owns and operates three (3) commercial testing laboratories in Teterboro, New Jersey; Brooklyn, Connecticut; and Bethlehem, Pennsylvania.

ITEM 3.   LEGAL PROCEEDINGS
- -------   -----------------

          In 1990, the Paterson Municipal Utilities Authority (PMUA) filed suit in the Superior Court of New Jersey - Passaic County, against United Water New Jersey and the North Jersey District Water Supply Commission. The suit was based on PMUA's alleged ownership of various water rights in the Passaic River, which rights the PMUA claimed were, or may have been, affected by diversions related to the Wanaque South Project, a project owned equally by United Water New Jersey and the North Jersey District Water Supply Commission. United Water New Jersey's Motion for Summary Judgement, dismissing the Complaint, was granted by the trial court in July 1992. In October 1992 the PMUA filed a Notice of Appeal with the Appellate Division, and the Appellate Division affirmed the dismissal in May 1994. The PMUA next appealed to the New Jersey Supreme Court, which denied certification of this appeal in September 1994. Finally, the PMUA filed a Petition for Certiorari to the United States Supreme Court in December 1994, and in February 1995 the United States Supreme Court denied their petition.

          Two suits were filed by Safas Corporation and New Regime Company against United Water, Dundee Water Power & Land Co. (Dundee) and United Water New Jersey in September and November 1994 in the Superior Court of New Jersey - Passaic County. The suits allege that the plaintiffs suffered property damages as a result of an alleged breach in a berm surrounding the Dundee Canal, allowing water to escape. The Dundee Canal is the property of Dundee, a corporation of which United

                          United Water Resources Inc.


Water owns 50% of the outstanding common stock. While an assessment of the property damages being alleged has not yet been completed, it is believed that such claims will be in excess of $500,000. One of the plaintiffs has voluntarily dismissed the Company and United Water New Jersey from its action, having been provided satisfactory evidence by the Company regarding its status as a shareholder in Dundee, and the Company intends to pursue a similar dismissal with counsel for the other plaintiff. The Company is of the opinion that it, United Water New Jersey and Dundee have adequate insurance to cover claims of this nature. United Water is undertaking a continuing investigation of the claims in conjunction with the North Jersey District Water Supply Commission, the other 50% co-owner of Dundee.

          United Waterworks owns a utility subsidiary which provides water and wastewater services to customers in Rio Rancho, New Mexico. The city of Rio Rancho (the City) notified United Waterworks that it intends to acquire the Company's utility operations in Rio Rancho, and on October 28, 1994 commenced condemnation proceedings in the Thirteenth Judicial District, Sandoval County. On December 15, 1994, the City filed an Application for Immediate Possession of the Company's utility system in Rio Rancho. Hearings were held on the Application, and on March 2, 1995 the Company was notified by the Court that it would grant the City its Application for Immediate Possession and that a hearing would be held on March 22, 1995 so that the order could be entered. Upon entry of the order, the City will have 90 days to tender to the court $53 million as a deposit for the condemnation. The City cannot take immediate possession until the deposit is made. New Mexico's condemnation laws require that the City pay the Company fair market value for any assets that are taken by the City in a condemnation proceeding. Consequently, the Company expects that the final, total payment by the City for the assets taken by a condemnation, or sale in lieu of condemnation, should result in the Company at least recovering the book value of its Rio Rancho utility. In 1994, the Company's Rio Rancho utility had revenues of $11.6 million.

                          United Water Resources Inc.

          United Water Delaware (formerly Wilmington Suburban Water Corporation), a subsidiary of United Waterworks, is the subject of a Criminal Violation Notice issued by the New Castle County, Delaware Department of Public Works (the Notice). The Notice, dated April 15, 1992, describes the violation as being an illegal placement of fill in a floodplain in contravention of the New Castle County Zoning and Drainage Codes. United Water Delaware alleges that the illegal fill was placed on land it owns by one or more third parties without the knowledge or approval of United Water Delaware. The management of United Water Delaware has responded to the Notice by engaging hydrogeological engineers to investigate the feasibility of a mitigation and remediation plan which would be consistent with the appropriate County Ordinances. Violation notice forms also were issued to other similarly situated property owners, and United Water Delaware has taken part in many discussions concerning the level of participation by all such parties in a remediation. United Water Delaware has met with the New Castle County authorities and presented a plan to partially remediate the fill. It is expected that the County will accept this proposal.

           On October, 28, 1994, IU International Corporation (IU) filed suit in the Superior Court of the State of Delaware against United Waterworks alleging breach of contract and seeking reimbursement from United Waterworks of more than $3 million, as well as interest thereon. IU's claim is based on certain tax indemnifications that were part of a stock purchase agreement entered into by IU, Lyonnaise American Holding, Inc., United Waterworks and GWC in connection with the 1982 purchase of 50% of the outstanding common stock of United Waterworks by LAH. United Waterworks is engaged in settlement negotiations with IU, but no final settlement agreement has been executed by the parties. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

           United Water is not a party to any other litigation other than the routine litigation incidental to the business of United Water. None of such litigation, either individually or in the aggregate, is material to the business of United Water.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------
          During the fourth quarter of 1994, there were no matters submitted to a vote of security holders.

                          United Water Resources Inc.


                                    PART II
                                    -------

ITEM 5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
- -------  ------------------------------------------------------------------
         MATTERS
         -------

         United Water Resources' common stock is traded on the New York Stock Exchange under the symbol UWR. The high and low sales prices for United Water's common stock for 1994, 1993 and 1992 and the dividends paid on the common stock each quarter were as follows:

(dollars)                 STOCK PRICE      DIVIDEND
                     --------------------  --------
QUARTER                HIGH         LOW
                     -------      -------  --------

1994   Fourth        $14.000      $12.250    $.23
       Third          14.250       13.000     .23
       Second         14.625       12.875     .23
       First          14.750       12.875     .23
                     -------      -------  --------

1993   Fourth         15.750       14.000     .23
       Third          15.750       14.750     .23
       Second         15.875       14.750     .23
       First          15.875       14.375     .23
                     -------      -------  --------

1992   Fourth         15.500       13.375     .23
       Third          15.875       13.500     .23
       Second         15.000       13.000     .23
       First          16.625       13.250     .23
                     -------      -------  --------

The high and low stock prices from January 1 to February 28, 1995, were $14.125 and $12.50. There were 19,857 holders of record of United Water's common stock as of February 28, 1995.

         Dividend Policy  The Company has paid continuous cash dividends on its
         ---------------
common stock since 1886. Under the Company's current common stock dividend policy, quarterly dividends are paid by the Company, generally on March 1, June 1, September 1 and December 1. Each future declaration of dividends, however, shall be made at the sole discretion of the Board of Directors, and only out of cumulative earnings available therefor.

                          United Water Resources Inc.

ITEM 6.     SELECTED  FINANCIAL  DATA
- -------     -------------------------

                                                 Year ended December 31,
                            ----------------------------------------------------------
                                  1994        1993        1992        1991        1990
                                            (thousands except per share data)
                            ----------------------------------------------------------
Income Statement Data
- ---------------------
Operating revenues          $  292,996    $200,418    $164,869    $161,750    $164,594
Operating income                83,435      55,360      46,516      45,664      46,278
Net income                      27,887      19,978      15,784      16,442      18,292
Net income per share              1.01        1.03         .87         .96        1.10
Dividends paid per share           .92         .92         .92         .91         .88
                            ==========    ========    ========    ========    ========

Balance Sheet Data (at end of period)
- -------------------------------------
Total assets                $1,457,427    $740,526    $691,659    $667,933    $636,781

Long-term debt                 505,204     276,753     294,169     301,730     251,062

Preferred stock without
  mandatory redemption           9,000       9,000       9,000       9,000       9,000

Preferred and preference
  stock with mandatory
   redemption                   98,173      23,840      24,100       9,360      10,910

                          United Water Resources Inc.

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION  AND
- -------  ----------------------------------------------------------------------
         RESULTS  OF  OPERATIONS
         -----------------------
MERGER
     On April 22, 1994, United Water Resources (United Water, or the Company) completed a merger (the Merger) with GWC Corporation (GWC) in which United Water was the surviving corporation. GWC's principal assets included 100% of the stock of General Waterworks Corporation, which owns regulated water and wastewater utilities operating in 14 states, and a 25% indirect investment in JMM Operational Services, Inc. (JMM). JMM provides operations and management services to government and industry for water and wastewater treatment facilities.

     In March 1995, the Company changed the names of many of its operating subsidiaries. By adopting "United Water" in the names of its utility subsidiaries, the Company will achieve a unified corporate identity and greater national recognition. The new names of some of the larger operating subsidiaries are United Water New Jersey (formerly Hackensack Water Company), United Waterworks (formerly General Waterworks Corporation) and United Water New York (formerly Spring Valley Water Company). In 1994, Rivervale Realty Company changed its name to United Properties Group. The new names are used hereafter.

     The operating water and wastewater utilities of United Waterworks are individually much smaller in size than the combined utility operations of United Water's primary pre-merger utility subsidiaries, United Water New Jersey and United Water New York. In the aggregate, however, United Waterworks' operating utilities are approximately equal in size to United Water New Jersey and United Water New York combined. Following the Merger, the Company became the nation's second largest investor-owned water services company serving approximately two million people in 14 states. The greater geographic diversity of United Water's utility operations should serve to reduce the Company's risks related to weather and rate regulation.

                          United Water Resources Inc.

     As a result of the Merger, there were a number of substantial increases in the Company's consolidated financial statements. Significant changes in the balance sheet included a $502 million increase in net utility plant, to more than $1 billion, while total assets increased by $662 million, to $1.4 billion. Total equity, including common, preferred and preference stock, increased by $197 million, to $436 million, while long-term debt increased $212 million, to $489 million. Significant changes in the operating results are discussed in Results of Operations.

     The Merger was accounted for as a purchase. In exchange for the common stock of GWC that was issued and outstanding immediately preceding the Merger, United Water (i) issued 9,295,860 shares of United Water common stock, (ii) issued 3,341,078 shares of United Water 5% cumulative convertible preference stock, with a liquidation price of $13.794 per share, and (iii) paid former shareholders of GWC $8.9 million in cash. In addition, at the time of the Merger, each issued and outstanding share of GWC 7 5/8% cumulative preferred stock was converted into one fully paid non-assessable share of United Water 7 5/8% cumulative preferred stock with equal stated dividends and substantially similar rights, privileges, qualifications and restrictions.

     Prior to the Merger, Lyonnaise American Holding, Inc. (LAH), a Delaware corporation and a wholly-owned subsidiary of Lyonnaise des Eaux, a French societe anonyme, owned approximately 81.9% of GWC's common stock; the remaining 18.1% of GWC's common stock was publicly traded. On the date of the Merger, LAH converted 70% of its shares of GWC common stock into United Water common stock and the remainder of its shares of GWC common stock into United Water 5% cumulative convertible preference stock. Immediately after the Merger, LAH owned approximately 25.4% of the issued and outstanding United Water common stock and approximately 97.7% of the issued and outstanding United Water 5% cumulative convertible preference stock. A twelve-year Governance Agreement between LAH and United Water contains a number of restrictions, including restrictions on when LAH can convert its preference shares into United Water common stock and on LAH's ability to buy or sell United Water common stock or preference stock.

                          United Water Resources Inc.

     United Water's 1994 results include the operations of United Waterworks for the nine months from April to December 1994. It should be noted that the results of operations for those nine months include the warmer, high demand summer months, and therefore represent a significant portion of the total 1994 earnings of United Waterworks' operating utilities.

LIQUIDITY AND CAPITAL RESOURCES

     As shown in the consolidated statement of cash flows, the Company's major uses of cash in 1994 included: $66.9 million of net capital expenditures; $5.1 million paid in connection with the Merger; $29.3 million of common, preferred and preference dividends paid to shareholders; and $5.5 million invested in a service contract with the city of Hoboken, New Jersey. The major sources of funds to meet these cash needs included: $43.6 million of cash provided by operations; a $37.1 million increase in short-term notes payable; and $23.2 million of proceeds from the issuance of additional shares of common stock.

     Net capital expenditures are generally incurred by United Water's utility subsidiaries in connection with the normal upgrading and expansion of existing water and wastewater facilities and to comply with existing environmental regulations. United Water considers its utility plant to be adequate and in good condition. However, the Company is projecting higher levels of capital expenditures during the next five years due to the addition of new, or expansion of existing, water treatment and source of supply facilities by United Waterworks' utility subsidiaries. These capital expenditures are necessary to meet growth requirements and to comply with environmental laws and regulations. Excluding the effects of inflation, the net capital expenditures of United Water's utility subsidiaries are projected to aggregate $301 million over the next five years, including $56 million and $63 million, respectively, in 1995 and 1996. This total includes $226 million for United Waterworks and $75 million for United Water New Jersey and United Water New York. The expenditures related to compliance with environmental laws and regulations are estimated to be approximately 25% of the projected net capital expenditures over the 1995-1999 period. To the best of management's knowledge, the Company is in compliance with all major environmental laws and regulations.

                          United Water Resources Inc.

     United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York are parties to a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of December 31, 1994, $30.2 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted
cash.   The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

     There were a number of changes in the Company's long-term debt in 1994. In January 1994, United Water New Jersey redeemed $10 million of First Mortgage Bonds, 9 3/4% Series, due in 2006. United Water New Jersey also refinanced $40 million of tax-exempt bonds in April 1994 using the proceeds from the issuance of $20 million of 5.8% bonds and $20 million of 5.9% bonds, both due in 2024.

     In June 1994, United Water New York refinanced $27 million of 1988 New York State Environmental Facilities Corporation 7.7% - 8% notes, due in 2018, by issuing $12 million of 6.15% notes and $15 million of 6.3% notes, both due in 2024. In January 1995, United Water New York issued $12 million of 8.98% senior notes, the proceeds of which were used to reduce short-term borrowings. These short-term borrowings were incurred, in part, when United Water New York redeemed $5 million of Series E, 4.7% First Mortgage Bonds at maturity on
August 1, 1994.

     In October 1994, the Idaho Water Resource Board issued $20 million of 6.4% tax-exempt bonds on behalf of United Waterworks, due in 2024, to finance certain capital expenditures of United Water Idaho (formerly Boise Water Corporation), a subsidiary of United Waterworks. The proceeds from these

                          United Water Resources Inc.

tax-exempt bonds will be drawn down as qualified capital expenditures are made, generally within three years of the issuance of the bonds. In December 1994, United Waterworks entered into a private placement medium-term note program that will enable United Waterworks to issue up to $75 million of debt with terms ranging from 9 months to 30 years. The interest rates will be set as notes are issued under the program. In February 1995, United Waterworks issued the first $10 million of notes under this program, at a rate of 8.84%, with the full amount maturing in 2025, and redeemed outstanding notes payable.

     In December 1994, United Water Mid-Atlantic (formerly Mid-Atlantic Utilities Corporation), a subsidiary of United Water, issued $5.5 million of long-term debt maturing in 2004 to finance the cost of a service contract with the city of Hoboken. The interest rate floats, based on the London Interbank Offered Rate or a treasury rate index, and was 7.125% at December 31, 1994.

     At December 31, 1994, United Water had cash and cash equivalents of $9.8 million (excluding restricted cash) and unused short-term bank lines of credit of $112.8 million. Management expects that unused credit lines currently available, cash flows provided by operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

RATE MATTERS

     The profitability of United Water's regulated utilities is, to a large extent, dependent upon adequate and timely rate relief. The Company anticipates that the regulatory authorities that have jurisdiction over its utility operations will allow the Company's regulated utilities to earn a reasonable return on their utility investments.

     In October 1993, a rate increase of approximately 3.1%, or $3.5 million, became effective for United Water New Jersey, the Company's largest utility subsidiary. This increase resulted from the settlement of a dispute involving a transfer of land from United Water New Jersey to United Properties

                          United Water Resources Inc.

Group (United Properties). The increase had no effect on United Water's cash flows in 1994 because offsetting credits related to the settlement are being applied to customer bills until late 1995.

     Twelve rate increases were awarded to the Company's regulated utilities during 1994, representing an aggregate annual revenue increase of $8.1 million. An estimated $3.2 million of this amount was reflected in 1994's revenues while the remaining $4.9 million of carryover impact of the rate awards received in 1994 is expected to increase revenues in 1995.

     At the end of January 1995, there were nine rate cases pending in which the Company has requested an aggregate annual rate increase of $11.7 million. Only a portion of the rate increase, if received in 1995, will affect revenues in 1995. Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested. The Company expects to file additional rate cases in 1995, but does not expect that those rate awards, if received in 1995, will have a significant impact on revenues in 1995.

                          United Water Resources Inc.


REAL ESTATE ACTIVITIES

     United Properties owns a portfolio of real estate located in New Jersey, New York and Pennsylvania, consisting of commercial properties, golf courses and land available for development. United Properties is pursuing joint ventures, sales, or direct development opportunities for the various properties in its portfolio, as well as the acquisition of additional commercial and golf properties.

     United Properties expects to spend $43.4 million over the next five years for capital expenditures on its existing real estate portfolio, including $3.6 million and $17.4 million, respectively, in 1995 and 1996. Funding for United Properties' activities is anticipated to come from operations, including the sales of properties and the operation of existing commercial properties and golf courses, and from the proceeds of new financings. The timing of these expenditures will depend upon market conditions and the attainment of necessary approvals.

RESULTS OF OPERATIONS

OVERVIEW

     United Water's net income applicable to common stock for 1994 was $27.9 million, an increase of 39.6% as compared to the $20 million earned in 1993. This increase in net income was primarily attributable to the operations acquired in the Merger. Net income per common share for 1994 was $1.01 as compared to $1.03 for 1993. The Merger contributed positively to the Company's earnings per share in 1994 even though 9.3 million shares of United Water common stock were issued to effect the Merger. Despite the favorable impact of the Merger, earnings per share were lower than in 1993, primarily due to a one-time gain from a real estate transfer in the third quarter of 1993 from United Properties to United Water New Jersey and record water sales during the hot, dry summer of 1993. Due to regulatory treatment, the effects of the intercompany real estate transaction were not eliminated in consolidation.

                          United Water Resources Inc.


REVENUES
     Operating revenues increased $92.6 million, or 46.2%, in 1994 and $35.5 million, or 21.6%, in 1993 from the prior years, as follows:

                              1994 VS. 1993         1993 vs. 1992
(thousands of dollars)     INCREASE (DECREASE)   Increase (Decrease)
                          ---------------------  -------------------
Utilities:
   Merger                   $105,936     52.8%      $  ----    ----
   Rate awards                 5,210      2.6%        1,952     1.2%
   Consumption                (3,509)    (1.7%)       9,245     5.6%
 Real estate                 (22,109)   (11.0%)      23,204    14.1%
Other operations               7,050      3.5%        1,148      .7%
                            --------    -----       -------    ----
                            $ 92,578     46.2%      $35,549    21.6%
                            --------    -----       -------    ----

          The Merger increased revenues $105.9 million, or 52.8%, in 1994 and was the major reason for the 46.2% increase in revenues in 1994 as compared to 1993. This includes the effect of any in-year rate increases granted to the operating utilities of United Waterworks in 1994. The 2.6% increase in revenues from rate awards includes the impact of current year and prior year rate awards for United Water New Jersey and United Water New York, and resulted from rate increases of 5.7% and 3.8% in May 1993 and July 1994, respectively, for United Water New York and from a 3.1% rate increase in October 1993 for United Water New Jersey. Lower consumption resulted in a decrease in revenues of $3.5 million in 1994 as weather conditions returned to a more normal pattern after a very hot, dry summer season in 1993. Real estate revenues decreased primarily due to the $26 million land transfer from United Properties to United Water New Jersey in 1993. Revenues from meter installation contracts for the city of New York and a service contract with the city of Hoboken contributed to the increase in other operations in 1994.

          Revenues in 1993 increased 21.6% over 1992. The increase was primarily attributable to a $23.2 million, or 14.1%, increase in real estate revenues resulting from the aforementioned land transfer. The 1.2% increase in utility revenues from rate awards was the result of a 5.7% United Water New York rate increase in May 1993, a 3.1% United Water New Jersey rate increase in October 1993 and the recognition of approximately $1 million of deferred revenue credits relating to United Water New York's

                          United Water Resources Inc.

rate case. The 5.6% increase in consumption in 1993 was attributable to increases in United Water New Jersey's water sales due to an unusually hot and dry summer.

COSTS AND EXPENSES

          The changes in operating expenses in 1994 as compared to 1993, including the effect of the Merger, were as follows:

                              Total       Effect of      Net of Merger
(thousands of dollars)       Increase      Merger     Increase (Decrease)
                          --------------  ---------  --------------------
Operation and
   maintenance            $40,793  40.6%  $48,834     ($8,041)   (8.0%)
Depreciation and
   amortization            10,921  76.5%   10,671         250     1.8%
General taxes              12,789  42.1%   10,980       1,809     6.0%
                          -------  ----   -------     -------    ----

          The decrease in operation and maintenance expenses, excluding the impact of the Merger, represents the net effect of the decrease in costs related to the real estate transfer in 1993, offset in part by higher costs in 1994 related to the Company's utility operations, meter installations under contracts with the city of New York, other property sales and the service contract with the city of Hoboken. The operation and maintenance expenses of the Company's utility operations increased $1.9 million, or 2.9%, in 1994. The increase in general taxes of $1.8 million, or 6%, in 1994 was primarily attributable to higher real estate taxes as well as the recognition in 1993 of $755,000 of credits in franchise and real estate taxes relating to United Water New York's rate case.

          The changes in operating expenses in 1993 as compared to 1992 were as follows:

                          United Water Resources Inc.


(thousands of dollars)                 Increase
                                 ------------------
Operation and maintenance         $25,216      33.5%
Depreciation and amortization         326       2.3%
General taxes                       1,163       4.0%
                                  -------      ----

          Operation and maintenance expenses increased $25.2 million, or 33.5%, from 1992. This increase was primarily due to real estate activity, including the $15.5 million cost of the real estate transferred from United Properties to United Water New Jersey and a $4.1 million valuation reserve recorded on other real estate properties during 1993. The remaining increase of $5.6 million, or 7.4%, was primarily caused by higher utility operating expenses, in part, due to increased water sales related to the hot, dry summer in 1993, and the recognition of $850,000 of deferred expenses related to United Water New York's 1993 rate case.

          General taxes were $1.2 million, or 4%, higher in 1993 over 1992, due principally to increases of 2.1% in revenue based taxes and 8.4% in property related taxes, less the recognition in 1993 of $755,000 of credits in franchise and real estate taxes relating to United Water New York's rate case.

INTEREST AND OTHER

          Consolidated interest expense increased 62.6% in 1994 as compared to 1993, primarily due to the Merger, and decreased 1% in 1993 as compared to 1992, due to lower interest rates on short-term borrowings and a reduction in long-term debt.

          Other income was $4.5 million higher in 1994 as compared to 1993, primarily due to the award of escrow monies to United Properties following a foreclosure settlement and a gain on the sale of a wastewater transmission facility in Pine Bluff, Arkansas.

INCOME TAXES

          The effective income tax rates on income before preferred and preference stock dividends were 38% in 1994, 36% in 1993 and 31.1% in 1992. The increases in the effective rates in 1994 and 1993, as compared to the preceding years, resulted from higher state income taxes and additional provisions for federal income taxes. The higher state income taxes in 1994 were primarily a result of the operations

                          United Water Resources Inc.

acquired in the Merger and in 1993 were attributable to land sales. An analysis of income taxes is included in Note 11 to the financial statements.

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

                          United Water Resources Inc.


ITEM 8.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
- -------    -----------------------------------------------


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                    PAGE
- ------------------------------------------                                                    ----
       Financial Statements:

                   Report of Independent Accountants                                          15

                   Consolidated Balance Sheet at
                      December 31, 1994 and 1993                                              16

                   Statement of Consolidated Income for each of the
                      years ended December 31, 1994, 1993 and 1992                            17

                   Statement of Consolidated Common Equity for each of
                      the years ended December 31, 1994, 1993 and 1992                        17

                   Statement of Consolidated Cash Flows for each of the
                      years ended December 31, 1994, 1993 and 1992                            18

                   Statement of Consolidated Capitalization at
                      December 31, 1994 and 1993                                              19

                   Notes to Consolidated Financial Statements                            20 - 47


       Financial Statement Schedules:
         For the three years ended December 31, 1994

                   VIII -  Consolidated Valuation and Qualifying Accounts                      2

All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Financial statements of any 50%-owned investments have been omitted because the registrant's proportionate share of net income and total assets of each is less than 20% of the respective consolidated amounts, and the investment in and the amount advanced to each is less than 20% of consolidated total assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors of
United Water Resources



        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United Water Resources and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of United Water Resources' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
New York, New York
February 23, 1995

                           CONSOLIDATED BALANCE SHEET

                    United Water Resources and Subsidiaries

                                                                                       December 31,
(thousands of dollars)                                                                1994       1993
                                                                                   ----------  ---------

ASSETS
UTILITY PLANT, including $24,505 and $5,815 under construction                     $1,272,446  $606,102
 Less accumulated depreciation                                                        235,962   103,557
                                                                                   ----------  --------
                                                                                    1,036,484   502,545
UTILITY PLANT ACQUISITION ADJUSTMENTS,
 Less amortization of $1,326 and $(51)                                                 73,444      (434)

REAL ESTATE AND OTHER INVESTMENTS,
 Less accumulated depreciation of $12,430 and $10,889                                 107,315    96,312

CURRENT ASSETS:
 Cash and cash equivalents                                                              9,840     8,933
 Restricted cash                                                                       30,227     8,502
 Accounts receivable and unbilled revenues, less allowance of $1,373 and $1,273        59,292    30,544
 Prepaid and other current assets                                                      13,425    10,635
                                                                                   ----------  --------
                                                                                      112,784    58,614

DEFERRED CHARGES AND OTHER ASSETS:
 Recoverable income taxes                                                              48,295    26,384
 Prepaid and deferred employee benefits                                                24,290    10,569
 Unamortized debt expense                                                              25,253    15,276
 Other deferred charges and assets                                                     29,562    31,260
                                                                                   ----------  --------
                                                                                      127,400    83,489

                                                                                   ----------  --------
                                                                                   $1,457,427  $740,526
                                                                                   ==========  ========
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common stock and retained earnings                                                $  350,495  $202,110
 Preferred stock without mandatory redemption                                           9,000     9,000
 Preferred stock with mandatory redemption                                             54,696    23,840
 Preference stock, convertible, with mandatory redemption                              43,477        --
 Long-term debt                                                                       505,204   276,753
                                                                                   ----------  --------
                                                                                      962,872   511,703

CURRENT LIABILITIES:
 Notes payable                                                                         76,450    15,500
 Preferred stock and long-term debt due within one year                                10,246    16,843
 Accounts payable and other accruals                                                   36,541    12,066
 Accrued taxes                                                                         28,744    20,454
 Accrued customer benefits                                                              3,707     6,771
 Accrued interest and other current liabilities                                         9,876     6,590
                                                                                   ----------  --------
                                                                                      165,564    78,224

DEFERRED CREDITS AND OTHER LIABILITIES:
 Deferred income taxes and investment tax credits                                     163,020   104,864
 Customer advances for construction                                                    30,459     9,319
 Contributions in aid of construction                                                 115,642     7,586
 Other deferred credits and liabilities                                                19,870    28,830
                                                                                   ----------  --------
                                                                                      328,991   150,599

                                                                                   ----------  --------
                                                                                   $1,457,427  $740,526
                                                                                   ==========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                        STATEMENT OF CONSOLIDATED INCOME

                    United Water Resources and Subsidiaries

                                                   Years ended December 31,
(thousands of dollars except per share data)      1994       1993       1992
                                                ---------  ---------  --------
OPERATING REVENUES                              $292,996   $200,418   $164,869

OPERATING EXPENSES:
Operation and maintenance                        141,229    100,436     75,220
Depreciation and amortization                     25,197     14,276     13,950
General taxes                                     43,135     30,346     29,183
                                                --------   --------   --------

 TOTAL OPERATING EXPENSES                        209,561    145,058    118,353
                                                --------   --------   --------

OPERATING INCOME                                  83,435     55,360     46,516

INTEREST AND OTHER EXPENSES:
Interest expense, net of amount capitalized       35,801     22,023     22,186
Allowance for funds used during construction      (1,247)      (617)      (573)
Preferred stock dividends of subsidiaries          2,318      2,338      2,088
Other income, net                                 (5,449)      (942)    (1,023)
                                                --------   --------   --------

 TOTAL INTEREST AND OTHER EXPENSES                31,423     22,802     22,678
                                                --------   --------   --------

INCOME BEFORE INCOME TAXES                        52,012     32,558     23,838

PROVISION FOR INCOME TAXES                        20,671     12,580      8,054
                                                --------   --------   --------

NET INCOME                                        31,341     19,978     15,784

PREFERRED AND PREFERENCE DIVIDENDS                 3,454         --         --
                                                --------   --------   --------

NET INCOME APPLICABLE TO COMMON STOCK           $ 27,887   $ 19,978   $ 15,784
                                                ========   ========   ========

AVERAGE COMMON SHARES OUTSTANDING                 27,524     19,428     18,178
NET INCOME PER COMMON SHARE                        $1.01      $1.03      $0.87
                                                --------   --------   --------

                    STATEMENT OF CONSOLIDATED COMMON EQUITY

                    United Water Resources and Subsidiaries

                                                                Common Stock
                                                       ------------------------------
                                                        Number              Retained
(thousands)                                            of shares   Amount   earnings
                                                       ---------  --------  ---------
BALANCE AT DECEMBER 31, 1991                              17,523  $100,662  $ 62,856
 Dividend reinvestment and stock purchase plans            1,275    17,286        --
 Net income                                                   --        --    15,784
 Cash dividends paid on common stock, $.92 per share          --        --   (16,760)
 Preferred stock issuance expenses                            --        --      (299)
                                                          ------  --------  --------
BALANCE AT DECEMBER 31, 1992                              18,798   117,948    61,581
 Dividend reinvestment and stock purchase plans            1,418    20,508        --
 Net income                                                   --        --    19,978
 Cash dividends paid on common stock, $.92 per share          --        --   (17,905)
                                                          ------  --------  --------
BALANCE AT DECEMBER 31, 1993                              20,216   138,456    63,654
 Dividend reinvestment and stock purchase plans            1,769    23,158        --
 Common stock issued in connection with Merger             9,296   123,170        --
 Net income                                                   --        --    27,887
 Cash dividends paid on common stock, $.92 per share          --        --   (25,830)
                                                          ------  --------  --------
BALANCE AT DECEMBER 31, 1994                              31,281  $284,784  $ 65,711
                                                          ------  --------  --------

The accompanying notes are an integral part of these consolidated financial statements.

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                    United Water Resources and Subsidiaries

                                                                        Years ended December 31,
(thousands of dollars)                                                 1994       1993       1992
                                                                     ---------  ---------  ---------
OPERATING ACTIVITIES:
 NET INCOME                                                          $ 31,341   $ 19,978   $ 15,784
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
  BY OPERATING ACTIVITIES:
  Depreciation and amortization                                        26,347     15,476     14,765
  Deferred income taxes and investment tax credits, net                 5,865     36,651      6,065
  Gain from release of security deposit on real estate settlement      (2,811)        --         --
  Gain on land transfer                                                    --    (10,519)        --
  Valuation reserve                                                        --      4,111         --
  Allowance for funds used during construction                         (1,247)      (617)      (573)
  Changes in assets and liabilities, net of effect of Merger:
   Accounts receivable and unbilled revenues                           (9,412)    (1,027)       928
   Prepayments                                                          4,146     (1,757)    (1,197)
   Prepaid and deferred employee benefits                              (6,617)    (5,301)    (4,959)
   Recoverable income taxes                                            (1,589)   (26,384)        --
   Accounts payable and other accruals                                  6,479      2,466       (730)
   Accrued taxes                                                        3,356      1,262     (2,512)
   Accrued interest                                                    (2,734)      (505)       (17)
   Accrued customer benefits                                           (3,064)      (420)       129
   Other, net                                                          (6,442)    (5,625)    (1,704)
                                                                     --------   --------   --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                           43,618     27,789     25,979
                                                                     --------   --------   --------

INVESTING ACTIVITIES:
 Additions to utility plant (excludes allowance for funds
  used during construction)                                           (57,592)   (15,986)   (14,066)
 Additions to real estate and other properties                         (9,317)    (6,948)    (7,516)
 Acquisition of GWC, net of cash received                              (5,059)        --         --
 Investment in Hoboken service contract                                (5,500)        --         --
 Change in restricted cash                                                510     (8,502)        --
                                                                     --------   --------   --------
   NET CASH USED IN INVESTING ACTIVITIES                              (76,958)   (31,436)   (21,582)
                                                                     --------   --------   --------

FINANCING ACTIVITIES:
 Change in notes payable                                               37,050     (3,500)    (1,250)
 Additional long-term debt                                             88,648     19,700      1,114
 Reduction in preferred stock and long-term debt                      (90,123)   (22,547)    (8,885)
 Issuance of common stock                                              23,158     20,508     17,286
 Issuance of preferred stock                                               --         --     15,000
 Dividends on common stock                                            (25,830)   (17,905)   (16,760)
 Dividends on preferred and preference stock                           (3,454)        --         --
 Net contributions and advances for construction                        4,798     (1,670)       372
                                                                     --------   --------   --------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 34,247     (5,414)     6,877
                                                                     --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      907     (9,061)    11,274
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          8,933     17,994      6,720
                                                                     --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  9,840   $  8,933   $ 17,994
                                                                     ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                    STATEMENT OF CONSOLIDATED CAPITALIZATION

                    United Water Resources and Subsidiaries

                                                                                            December 31,
(thousands of dollars)                                                                    1994       1993
                                                                                        ---------  --------
COMMON STOCK AND RETAINED EARNINGS:
 Common stock, no par value--authorized 50,000,000 shares                               $301,381   $155,085
 Less treasury shares, at cost                                                           (16,597)   (16,629)
 Retained earnings                                                                        65,711     63,654
                                                                                        --------   --------
 TOTAL COMMON STOCK AND RETAINED EARNINGS                                                350,495    202,110
                                                                                        --------   --------

CUMULATIVE PREFERRED STOCK WITHOUT MANDATORY REDEMPTION:
 United Water New Jersey, authorized 2,000,000 shares,
 stated value--$100 per share, issuable in series:
   4  1/2% Series, authorized and outstanding 30,000 shares                                3,000      3,000
   4.55% Series, authorized and outstanding 60,000 shares                                  6,000      6,000
                                                                                        --------   --------
 TOTAL PREFERRED STOCK WITHOUT MANDATORY REDEMPTION                                        9,000      9,000
                                                                                        --------   --------

CUMULATIVE PREFERRED AND PREFERENCE STOCK WITH MANDATORY REDEMPTION,
 NET OF AMOUNT DUE IN ONE YEAR:
  United Water New Jersey:
   5% Series, authorized and outstanding 8,400 shares                                         780        840
   7 5/8% Series, authorized and outstanding 150,000 shares                                15,000     15,000

  United Water New York:
   Authorized 100,000 shares, stated value--$100 per share issuable in series:
     $8.75 Series, authorized and outstanding 30,000 shares                                2,800      3,000
     $9.84 Series, authorized and outstanding 50,000 shares                                5,000      5,000

  United Water Idaho:  5%, authorized and outstanding 8,245 shares                           819         --

  United Water Resources:
   7 5/8% Series B, authorized and outstanding 300,000 shares                             30,297         --
   5% Series A, convertible preference, authorized and outstanding 3,341,078 shares       43,477         --
                                                                                        --------   --------
  TOTAL PREFERRED AND PREFERENCE STOCK WITH MANDATORY REDEMPTION                          98,173     23,840
                                                                                        --------   --------

 LONG-TERM DEBT, NET OF AMOUNT DUE WITHIN ONE YEAR:
  United Water New Jersey:
   First mortgage bonds, 5 5/8%-8  3/4%, due 1997-2024 (weighted average 6.76%)           75,000     75,000
   Unsecured promissory notes, 6%-7%, due 1997-2019 (weighted average 6.93%)             100,000    100,000

  United Water New York:
   First mortgage bonds, 5 5/8%-9 3/8%, due 1997-2001 (weighted average 6.79%)             5,800      6,100
   Unsecured promissory notes, 5.65%-9.25%, due 1998-2024 (weighted average 6.23%)        41,972     41,750

  United Water Resources:
   Promissory notes, 9.38%, due 2019                                                      25,000     25,000
   Floating rate LIBOR-based term loan, due 1994                                              --      3,167

  United Waterworks:
   Unsecured debt, 6.4%-10.2%, due 1996-2024 (weighted average 8.24%)                    220,476         --

  Laboratory Resources:  Floating prime rate term loan, due 1997                              --        260

  United Properties Group:
   Mortgage notes, 9.75% to 10%, due 2001-2006 (weighted average 9.99%)                   17,431     17,776
   Floating rate LIBOR-based term loan due 2000                                            7,601      7,700
   New Jersey Wastewater Treatment Loans, 0%-4.8%, due 2013 (weighted average 2.31%)       2,248         --

  United Water Services:  Promissory note, 8%, due 1997                                    5,000         --

  United Water Mid-Atlantic:  Promissory note at floating interest rate, due 2004          4,676         --
                                                                                        --------   --------
     TOTAL LONG-TERM DEBT                                                                505,204    276,753
                                                                                        --------   --------

     TOTAL CAPITALIZATION                                                               $962,872   $511,703
                                                                                        ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                          United Water Resources Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of United Water Resources (United Water, or the Company) and its more than 50% owned subsidiaries. The Company accounts for investments in which it has significant influence under the equity method of accounting. Certain prior year amounts have been reclassified to conform with current year presentation.

DESCRIPTION OF BUSINESS: In March 1995, the Company changed the names of many of its operating subsidiaries, including pre-merger United Water operations, as well as those acquired in the April 1994 merger (the Merger) with GWC Corporation (GWC) as discussed in Note 2. By adopting "United Water" in the names of its utility subsidiaries, the Company will achieve a unified corporate identity and greater national recognition. The new names of some of the larger operating subsidiaries are United Water New Jersey (formerly Hackensack Water Company), United Waterworks (formerly General Waterworks Corporation) and United Water New York (formerly Spring Valley Water Company). In 1994, Rivervale Realty Company changed its name to United Properties Group. The new names are used hereafter.

United Water's principal utility subsidiaries include United Water New Jersey, United Water New York and United Waterworks. These subsidiaries provide water and wastewater services to two million people in 14 states. Other significant wholly-owned subsidiaries of United Water include: United Properties Group (United Properties), which is engaged in real estate activities including commercial rentals, land development, golf course operations and consulting services; Laboratory Resources, a network of

                          United Water Resources Inc.

environmental testing laboratories; and United Water Mid-Atlantic (formerly Mid-Atlantic Utilities Corporation), which owns and operates water and wastewater systems.

United Water's utility subsidiaries are subject to regulation by the public utility commissions of the states in which they operate. Their accounting must comply with the applicable uniform system of accounts prescribed by these regulatory commissions and must also conform to generally accepted accounting principles as applied to rate regulated public utilities. This accounting allows, among other things, the recognition of intercompany profit in situations where it is probable such profit will be recovered in the ratemaking process and the recording of assets and liabilities not generally recorded by non-regulated enterprises.

UTILITY PLANT: Utility plant is recorded at original cost, which includes direct and indirect labor and material costs associated with construction activities, related operating overheads and an allowance for funds used during construction (AFUDC). AFUDC is a non-cash credit to income and includes both the cost of borrowed funds and a return on equity funds attributable to plant under construction.

The original cost of utility property retired or otherwise disposed of in the normal course of business is charged to accumulated depreciation, and salvage (net of removal cost) is credited thereto; no gain or loss is recognized. The costs of property repairs, replacements and renewals of minor property items are included in maintenance expense when incurred.

ADVANCES AND CONTRIBUTIONS IN AID OF CONSTRUCTION: When required by the public utility commissions of the states in which the Company's utility subsidiaries operate, outside parties, generally customers and

                          United Water Resources Inc.

developers, make payments to the Company to fund certain utility capital expenditures to provide water or wastewater service to new customers. Non-refundable amounts received by the Company are recorded as contributions in aid of construction, except where the Company is required to record such amounts directly as a reduction to utility plant. Refundable amounts received are recorded as advances, and are refundable, for limited periods of time, generally as new customers begin to receive service. The remaining balance of any advances received, after the Company has made all required refunds of such advances, is transferred to contributions in aid of construction.

The balances of advances and contributions are used to reduce utility plant in determining rate base, and plant funded by advances and contributions is generally not depreciated. However, the public utility commissions in several of the states in which the Company operates permit the depreciation of plant funded by contributions in aid of construction, but also require that contributions be amortized, so that there is no net effect on income from the depreciation of the contributed plant. For income tax purposes, advances and contributions received after 1986 are included as taxable income, and the related plant is depreciated for tax purposes.

UTILITY PLANT ACQUISITION ADJUSTMENTS: Utility plant acquisition adjustments represent the difference between the purchase price and the book value of net assets acquired, and are amortized, generally, on a straight-line basis over a 40-year period. Utility plant acquisition adjustments include a premium paid to acquire the operating utilities of GWC in the Merger.

JOINTLY OWNED FACILITIES: Utility plant includes United Water New Jersey's 50% interest in the Wanaque South Water Supply Project, the net book value of which was $45 million and $46 million at

                          United Water Resources Inc.

December 31, 1994 and 1993, respectively. United Water New Jersey's share of the project's operating expenses is included in operation and maintenance expenses.

REGULATORY ASSETS AND LIABILITIES: Included in deferred charges and other assets and in deferred credits and other liabilities are regulatory items which are expected to be recognized when included in future rates and recovered from or refunded to customers as directed by the state public utility commissions. These regulatory assets and liabilities include items that the public utility commissions have ordered the Company's regulated utilities to defer and prudently incurred costs where the Company expects that recovery is probable because of the past practices of the public utility commissions.

Two of the more significant categories of regulatory assets and liabilities involve income taxes (see Income taxes below) and postretirement employee benefits, including pensions and health care. As of December 31, 1994, prepaid employee benefits include $11.5 million of prepaid pension costs and $12.8 million of prepaid and deferred postretirement health care benefits. Most of the postretirement costs relate to employees and retirees of the Company's utility subsidiaries. Postretirement health care costs in excess of those currently included in rates have been deferred in those jurisdictions where their recovery is deemed probable.

REAL ESTATE: Real estate properties are carried at the lower of cost, which includes original purchase price and direct development costs, or net realizable value. Real estate taxes and interest costs are capitalized during the development period. The amount of interest capitalized was $2.7 million in 1994, $2.6 million in 1993 and $3 million in 1992. Real estate operating revenues include rental income from commercial

                          United Water Resources Inc.

properties, proceeds from the disposition of real estate properties, revenues from golf course operations and fees from consulting services.

Proceeds and costs related to pending real estate transactions which do not qualify as completed sales for accounting purposes are recorded under the deposit method. At December 31, 1993, proceeds of approximately $17 million were recorded as deferred credits. At December 31, 1994, there were no pending real estate transactions recorded under the deposit method.

UNAMORTIZED DEBT EXPENSE: Debt premium, debt discount and deferred debt expenses are amortized to income or expense over the lives of the applicable issues.

REVENUES: United Water New Jersey and United Waterworks recognize as revenues billings to customers, plus estimated revenues for consumption for the period from the date of the last billing to the balance sheet date. United Water New York recognizes revenues as bills are rendered to customers and does not accrue for unbilled revenues. United Water New York and United Water New Rochelle (formerly the New Rochelle Water Company) have been directed by the New York Public Service Commission (New York PSC) to institute a Revenue Reconciliation Clause, which requires the reconciliation of billed revenues with pro forma revenues that were used to set rates. Any variances outside a 1% range are accrued or deferred for subsequent recovery from or refund to customers. At December 31, 1994, United Water New York and United Water New Rochelle had $1.4 million of net unamortized revenue deferrals which are available to offset other incremental deferred costs or to be refunded to customers over a three-year period. These deferrals were related to revenues in excess of amounts used to set rates, reductions in federal income taxes and reductions in pension expense.

                          United Water Resources Inc.

DEPRECIATION: Depreciation of utility plant and real estate properties is recognized using the straight-line method over the estimated service lives of the properties. Utility plant depreciation rates are prescribed by the public utility commissions. The provisions for depreciation in 1994, 1993 and 1992 were equivalent to 2.1%, 2.2% and 2.2%, respectively, of average depreciable utility plant in service. For federal income tax purposes, depreciation is computed using accelerated methods and, in general, shorter depreciable lives as permitted under the Internal Revenue Code.

INCOME TAXES: The Company and its eligible subsidiaries file a consolidated federal income tax return. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires that deferred income taxes be recorded to reflect an estimate of future tax liability based on temporary differences between the financial and tax bases of assets and liabilities. This adjustment includes deferred taxes for utility temporary differences not previously recognized and the effect on the liability of changes in tax laws and rates.
The adoption of SFAS No. 109 in 1993 resulted in the recording of a deferred tax liability and an offsetting regulatory asset. This regulatory asset represents the probable increase in revenues that will be received through future ratemaking proceedings for the recovery of those deferred taxes. The adoption of SFAS No. 109 did not have a material effect on net income.

For 1992, the provision for income taxes represents the estimated amounts currently payable for the period plus the changes in net deferred taxes relating to differences between income for accounting and tax purposes for certain items as discussed in Note 11. Deferred tax expense is provided for timing differences between financial and income tax reporting, except where not allowed in the rate process.

                          United Water Resources Inc.

Investment tax credits arising from property additions are deferred and amortized over the estimated service lives of the related properties.

STATEMENT OF CASH FLOWS: United Water considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company made cash payments for interest (net of amounts capitalized) and federal and state income taxes as follows:


(thousands of dollars)                   1994     1993     1992
                                        -------  -------  -------
Interest, net of amounts capitalized    $31,917  $21,328  $21,388
Income taxes                             11,205    2,915    5,023
                                        -------  -------  -------

The following is a supplemental schedule of non-cash transactions related to the
Merger:

(thousands of dollars)

Fair value of assets purchased         $667,435
Less:
     Liabilities assumed                464,749
     Common stock issued                123,170
     Fair value of preferred stock
       assumed                           31,135
     Fair value of preference
       stock issued                      43,322
                                       --------
     Cash paid for GWC, net of cash
       received                        $  5,059
                                       --------

                          United Water Resources Inc.

NOTE 2 - MERGER

On April 22, 1994, United Water completed the Merger with GWC, in which United Water was the surviving corporation. GWC's principal assets included 100% of the stock of General Waterworks Corporation (presently known as United Waterworks), which owns regulated water and wastewater utilities operating in 14 states, and a 25% indirect investment in JMM Operational Services, Inc. (JMM). JMM provides operations and management services to government and industry for water and wastewater treatment facilities. The Merger was accounted for under the purchase method and resulted in the recording of a utility plant acquisition adjustment of $67 million. In exchange for the common stock of GWC that was issued and outstanding immediately preceding the Merger, United Water (i) issued 9,295,860 shares of United Water common stock, (ii) issued 3,341,078 shares of United Water 5% cumulative convertible preference stock, with a liquidation price of $13.794 per share, and (iii) paid former shareholders of GWC $8.9 million in cash. In addition, each share of GWC 7 5/8% cumulative preferred stock outstanding at the time of the Merger was converted into one fully paid non-assessable share of United Water 7 5/8% cumulative preferred stock, with equal stated dividends and substantially similar rights, privileges, qualifications and restrictions.

Prior to the Merger, Lyonnaise American Holding, Inc. (LAH), a Delaware corporation and a wholly-owned subsidiary of Lyonnaise des Eaux, a French societe anonyme, owned approximately 81.9% of GWC's common stock. The remaining 18.1% of GWC's common stock was publicly traded. On the date of the Merger, LAH converted 70% of its shares of GWC common stock into United Water common stock and the remainder of its shares of GWC common stock into United Water 5% cumulative convertible preference stock. Immediately after the Merger, LAH owned approximately 25.4% of the issued and outstanding United Water common stock and approximately 97.7% of the issued and outstanding United

                          United Water Resources Inc.

Water 5% cumulative convertible preference stock. A twelve year Governance Agreement between LAH and United Water contains a number of restrictions, including restrictions on when LAH can convert its preference shares into United Water common stock and on LAH's ability to buy or sell United Water common stock or preference stock.

The financial results of the former subsidiaries of GWC are included in United Water's financial results beginning April 1, 1994. The following unaudited pro forma condensed income statement information gives effect to the Merger as if it had occurred at the beginning of 1994 and 1993. Pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results.

(thousands of dollars except per share data)      1994       1993
                                                --------  ----------
                                                     (Unaudited)
Operating revenues                              $322,192    $325,762
Operating income                                  89,442      93,051
Net income applicable to common stock             27,724      31,360
Net income per common share                     $    .91    $   1.09
                                                --------  ----------

                          United Water Resources Inc.

NOTE 3 - NOTES PAYABLE

United Water and its subsidiaries have a number of credit lines with banks. Borrowings under these credit lines generally bear interest at rates between the London Interbank Offered Rate (LIBOR) and the prime lending rate. United Water maintains balances and pays commitment fees under arrangements with certain of these banks to compensate them for services and to support these lines of credit. There are no legal restrictions placed on the withdrawal or other use of these bank balances.

The total credit lines, the amounts outstanding and the range of interest rates at December 31 were as follows:


(thousands of dollars)        1994          1993
                          ------------  ------------
Total credit lines           $189,200       $73,000
Outstanding                    76,450        15,500
Interest rates            6.2% TO 6.9%  3.5% to 4.4%
                          ------------  ------------

                          United Water Resources Inc.

NOTE 4 - LONG-TERM DEBT

The long-term debt repayments over each of the next five years are as follows:
1995-$9.9 million; 1996-$13.6 million; 1997-$29.7 million; 1998-$23.7 million and 1999-$25.3 million. Substantially all of the utility plant of United Water New Jersey and United Water New York is subject to first mortgage liens, and both companies, as well as United Waterworks and other subsidiaries of United Water, are subject to certain restrictive covenants related to debt issued by those subsidiaries.

In July 1993, United Water New Jersey redeemed $10 million of its $20 million, 9 3/4% Series, First Mortgage Bonds, due in 2006, and redeemed the remaining $10 million in January 1994. In April 1994, United Water New Jersey refinanced $40 million of tax-exempt bonds, using the proceeds from the issuance of $20 million of 5.8% bonds and $20 million of 5.9% bonds, both due in 2024.

In June 1994, United Water New York refinanced $27 million of 1988 New York State Environmental Facilities Corporation (New York EFC) 7.7% - 8% notes, due in 2018, by issuing $12 million of 6.15% notes and $15 million of 6.3% notes, both due in 2024.

In October 1994, the Idaho Water Resources Board issued $20 million of 6.4% tax-exempt bonds on behalf of United Waterworks, due in 2024, to finance certain capital expenditures of United Water Idaho (formerly Boise Water Corporation), a subsidiary of United Waterworks. In December 1994, United Waterworks entered into a private placement medium-term note program that will enable United Waterworks to issue up to $75 million of debt with terms ranging from 9 months to 30 years. The interest rates will be set as notes are issued under this program.

                          United Water Resources Inc.

In December 1994, United Water Mid-Atlantic issued $5.5 million of long-term debt, maturing in 2004. The interest rate floats, based on LIBOR or a treasury rate index, and was 7.125% at December 31, 1994.

In November 1993, United Properties repaid $1.5 million of an existing $9.5 million mortgage on an office building and refinanced the remaining $8 million with a floating rate term loan, due in 2000. The interest rate (7% at December 31, 1994) is established every 30 days and is based on LIBOR plus a premium.

In December 1993, the New York EFC issued $12 million of 5.65%, tax-exempt Water Facilities Revenue Bonds, due in 2023. The bonds, which have optional redemption provisions, were issued on behalf of United Water New York to finance construction programs through 1995 and are insured as to the payment of interest and principal by the AMBAC Indemnity Corporation.

NOTE 5 - CAPITAL EXPENDITURES

The future net capital expenditures of the Company's utility subsidiaries are projected to aggregate $301 million over the next five years, including $56 million and $63 million, respectively, in 1995 and 1996. United Properties currently projects spending $43.4 million over the next five years for capital expenditures on its existing real estate portfolio, including $3.6 million and $17.4 million, respectively, in 1995 and 1996.

                          United Water Resources Inc.

NOTE 6 - PREFERRED AND PREFERENCE STOCK

The utility subsidiaries of the Company have issued and outstanding cumulative preferred stock, generally with mandatory redemption provisions requiring annual sinking fund payments. These sinking fund requirements total $260,000 in each of the years 1995 through 1997 and $2,073,000 in each of 1998 and 1999. The redemption of cumulative preferred stock was $260,000 in each of 1994 and 1993 and $880,000 in 1992. In addition, except as described in the next paragraph, optional sinking fund provisions can be exercised and redemptions made at specific prices for all preferred stock issues. Redemptions require payment of accrued and unpaid dividends to the date fixed for redemption.

As discussed in Note 2, the Merger resulted in the issuance by United Water of 3,341,078 shares ($46 million par value) of 5% Series A cumulative convertible preference stock, valued at $43.3 million at the time of the Merger and $30 million of 7 5/8% Series B cumulative preferred stock, valued at $31.1 million at the time of the Merger. LAH owns 97.7% of the Series A preference stock outstanding. The Series B preferred stock has a $1.5 million mandatory annual redemption commencing in 1998. Shares of the Series B preferred stock may not be redeemed by the Company prior to September 1, 1997. Each share of the Series A preference stock outstanding may be converted into .83333 shares of United Water common stock at any time commencing April 22, 1996. However, under the Governance Agreement between United Water and LAH, LAH may convert 10% of the Series A preference stock it owns during the year commencing April 22, 1996, and an additional 10% cumulatively per year thereafter until April 22, 2003, at which time these conversion restrictions end. United Water may not redeem any of the outstanding, unconverted Series A preference stock prior to maturity on April 22, 2004.

                          United Water Resources Inc.


NOTE 7 - INCENTIVE STOCK PLANS

Under the Company's management incentive plan, the following options have been granted to key employees:


                                    Number of    Exercise price
                                     options       per option
                                    ----------  ----------------
Outstanding at December 31, 1991      350,245    $11.375 to 17.00
 Granted                              196,710              16.375
 Exercised                            (72,867)    11.375 to 12.27
 Canceled or expired                  (34,576)    11.375 to 17.00
                                    ----------   ----------------
Outstanding at December 31, 1992      439,512    $11.375 to 17.00
 Granted                              114,960      14.50 to 15.50
 Exercised                            (18,654)    11.375 to 12.27
 Canceled or expired                   (1,255)              17.00
                                    ----------   ----------------
Outstanding at December 31, 1993      534,563    $11.375 to 17.00
 Granted                              183,910      13.75 to 14.50
 Exercised                             (2,900)             11.375
 Canceled or expired                  (10,781)    11.375 to 17.00
                                    ----------   ----------------
OUTSTANDING AT
DECEMBER 31, 1994                     704,792    $11.375 TO 17.00
                                    ----------   ----------------

All options are currently exercisable and represent the only stock options outstanding at December 31, 1994. A total of 1,140,625 common shares are reserved for issuance under the management incentive plan.

In May 1993, the shareholders approved the creation of dividend units to be issued in conjunction with stock options granted under the management incentive plan. One dividend unit may be attached to each unexercised option to purchase a share of United Water common stock, and entitles the option holder to accrue, as a credit against the option exercise price, the aggregate dividends actually paid on a share of United Water common stock while the dividend unit is in effect. The dividend units are designed to create an incentive for option holders to exercise their options and ties that incentive to the dividend payments on the common stock. United Water recorded compensation expense of $274,000 in 1994 and $47,000 in 1993 with respect to the management incentive plan.

In May 1988, the shareholders approved a restricted stock plan for certain key employees. United Water issued 3,750 shares in 1994, 7,500 shares in 1993 and 16,353 shares in 1992 in connection with the restricted stock plan. Such shares are earned by the recipients over a 5-year period. United Water recorded compensation expense of $93,000 in 1994, $301,000 in 1993 and $241,000 in 1992
with respect to this restricted stock plan.

NOTE 8 - SHAREHOLDER RIGHTS PLAN

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

                          United Water Resources Inc.

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

                          United Water Resources Inc.

NOTE 9 - EMPLOYEE BENEFITS

POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS: In January 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires that employers recognize these benefits on an accrual basis rather than on a cash basis.

The Company sponsors a defined benefit postretirement plan that covers hospitalization, major medical benefits and life insurance benefits for salaried and non-salaried employees. The Company is funding a portion of its postretirement health care benefits through contributions to Voluntary Employees' Beneficiary Association (VEBA) Trusts.

Effective January 1, 1995, the Company made a number of changes to its medical plan for active employees and retirees. These amendments include the requirement that active employees and retirees pay a greater share of the cost of their medical coverage.

The following sets forth the plan's funded status and reconciles that funded status to the amounts recognized in the Company's balance sheet as of December 31:

(thousands of dollars)                             1994       1993
                                                 ---------  --------
Accumulated postretirement benefit
obligation (APBO):
   Retirees                                      $(11,983)  $(14,242)
   Fully eligible actives                         (11,461)    (8,482)
   Other actives                                  (16,593)   (12,307)
                                                 --------   --------
      Total                                       (40,037)   (35,031)
   Plan assets at fair value                        7,123      4,724
                                                 --------   --------
      Funded status                               (32,914)   (30,307)
Unrecognized transition obligation                 23,503     28,823
Unrecognized (gain) loss                             (600)     2,585
                                                 --------   --------
(Accrued) prepaid postretirement benefit cost    $(10,011)  $  1,101
                                                 --------   --------

                          United Water Resources Inc.

Net periodic postretirement benefit cost for 1994 and 1993 included the following components:

(thousands of dollars)                        1994      1993
                                            --------  -------
Service cost                                 $1,362    $  761
Interest cost                                 3,226     2,455
Actual return on plan assets                    103      (106)
Amortization of transition obligation         1,512     1,517
Net amortization and deferral                  (476)      (65)
                                             ------    ------
Net periodic postretirement benefit cost     $5,727    $4,562
                                            --------  -------

The assumed discount rate and expected return on assets used in determining the APBO were as follows:

                             1994   1993
                             ----   ----
Assumed discount rate         9.0%  7.75%
Expected return on assets    8.25%  8.25%
                             ----   ----

The associated health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 1994 was 13.3%, gradually declining to 5.5% in 2002 and thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO as of December 31, 1994 by $4.9 million, to a total of $44.9 million, and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1994 by $778,000, to a total of $6.5 million. Postretirement health care costs in excess of those currently included in rates have been deferred in those jurisdictions where their recovery is deemed probable. At December 31, 1994 and 1993, United Water New Jersey and United Water New York had deferred balances of $6.5 million and $3.4 million, respectively, for recovery in future rates.
Prior to the Merger, GWC had not adopted SFAS No. 106 because it did not consider the impact of adopting SFAS No. 106 to be material. However, at the date of the Merger, GWC's postretirement benefit obligation was recalculated using revised assumptions and the Company recorded both the unfunded liability and an estimate of the amount of that liability expected to be recoverable in the regulatory process. Because of the rate recovery mechanism, the adoption of SFAS No. 106 has not had a material effect on the Company's consolidated net income.

                          United Water Resources Inc.

DEFINED BENEFIT PENSION PLANS: Most of United Water's employees are covered by trusteed, non-contributory, defined benefit pension plans. Benefits under these plans are based upon years of service and the employee's compensation during the last five years of employment. United Water's policy is to fund amounts accrued for pension expense to the extent deductible for federal income tax purposes.
It is expected that no funding will be made for 1994.

The components of net periodic pension cost were as follows:


(thousands of dollars)                 1994       1993       1992
                                     --------   --------   --------
Current year service cost            $  3,456    $ 1,941    $ 2,166
Interest cost                           7,829      4,564      4,318
Actual return on plan assets              818     (5,043)    (1,865)
Net amortization and deferral         (12,552)    (3,535)    (6,775)
                                     --------    -------    -------
      Net periodic pension income    $   (449)   $(2,073)   $(2,156)
                                     --------   --------   --------

The status of the funded plans at December 31 was as follows:

(thousands of dollars)                           1994       1993
                                               --------   --------
Accumulated benefit obligation:
    Vested                                     $ 80,643   $ 44,422
    Non-vested                                    5,674      3,493
                                               --------   --------

                    Total                      $ 86,317   $ 47,915
                                               --------   --------
Fair value of plan assets (primarily
    stocks and bonds, including
    $7.2 million and $8.1 million,
    respectively, in common stock
    of United Water)                           $134,522   $ 86,568
Projected benefit obligation (PBO)              103,617     61,008
                                               --------   --------
Plan assets in excess of PBO                     30,905     25,560
Unrecognized prior service cost                     775        639
Unrecognized net gain                           (14,146)   (13,593)
Remaining unrecognized net transition asset
    from applying the standard in
    1987 (amortized over 18 years)               (6,076)    (6,704)
                                               --------   --------
Prepaid pension cost recognized
    in the consolidated balance
    sheet                                      $ 11,458   $  5,902
                                               --------   --------

The major actuarial assumptions used in the foregoing calculations were as follows:


                                           1994    1993     1992
                                          -----   -----   -------
Assumed discount rate                         9%    7.5%     7.75%
Assumed range of compensation increase    4.5-5%  4.5-5%  4.5-7.5%
Expected long-term rate of return on
    plan assets                            8.75%   8.75%     8.75%
                                          -----   -----   -------

                          United Water Resources Inc.

SUPPLEMENTAL BENEFIT PLANS: Certain categories of employees are covered by non-funded supplemental plans. The projected benefit obligations of these plans at December 31, 1994 totaled $5.4 million. The unfunded accumulated benefit obligation of $4.7 million has been recorded in other deferred credits and liabilities and an intangible pension asset of $776,000 is included in deferred charges and other assets at December 31, 1994.

United Water made contributions of $921,000, $552,000 and $562,000 in 1994, 1993 and 1992, respectively, to defined contribution savings plans.

                          United Water Resources Inc.

Note 10 - RATE MATTERS

In October 1993, United Water New Jersey was granted a rate increase of
approximately $3.5 million, or 3.1%.   This increase, which resulted from the
settlement of a dispute involving a transfer of land from United Water New Jersey to United Properties, had no cash flow effect on United Water in 1994 because offsetting credits related to the settlement are being applied to customer bills until late in 1995. In May 1993, United Water New York was granted a rate increase of approximately $1.9 million, or 5.7%. The New York PSC also allowed United Water New York to recover approximately $850,000 of previously deferred expenses and required it to refund certain revenue credits of approximately $1 million. This action, which resulted in a one-time increase in revenues and various expenses during 1993, did not have a material effect on net income.

Twelve rate increases were awarded to the Company's regulated utilities during 1994, representing an aggregate annual revenue increase of $8.1 million. An estimated $3.2 million of this amount was reflected in 1994's revenues while the remaining $4.9 million of carryover impact of the rate awards received in 1994 is expected to increase revenues in 1995.

                          United Water Resources Inc.

NOTE 11 - INCOME TAXES

CURRENT AND DEFERRED INCOME TAX ASSETS AND LIABILITIES:

The components of the total recoverable income taxes at December 31 are as follows:

(thousands of dollars)                  1994       1993
                                      --------   --------
Differences previously flowed-
  through, including AFUDC and
  effect of statutory rate changes    $ 58,757    $32,331
Deferred investment tax credit         (10,462)    (5,947)
                                      --------    -------
Recoverable income taxes              $ 48,295    $26,384
                                      --------    -------

Deferred tax liabilities (assets) and deferred investment tax credits were comprised of the following at December 31:

(thousands of dollars)                    1994        1993
                                        --------   ---------
Basis differences of property, plant
   and equipment                        $110,254    $ 65,811
Real estate transactions and
   capitalized costs                      19,083      17,533
Other liabilities                         27,760      18,559
                                        --------    --------
Gross deferred tax liabilities           157,097     101,903
                                        --------    --------

Alternative minimum tax credit
   carryforwards                          (7,968)     (6,779)
Other assets                             (10,104)     (7,148)
                                        --------    --------
Gross deferred tax assets                (18,072)    (13,927)
                                        --------    --------

Deferred investment tax credits           23,995      16,888
                                        --------    --------

Total deferred tax liability
   and investment tax credits           $163,020    $104,864
                                        --------    --------

                          United Water Resources Inc.

INCOME TAX PROVISION: A reconciliation of income tax expense at the statutory federal income tax rate to the actual income tax expense for 1994, 1993 and 1992 is as follows:


(thousands of dollars)                                                      1994       1993       1992
                                                                          --------   --------   -------
Statutory tax rate                                                              35%        35%       34%
Federal taxes at statutory rates on pretax
    income before preferred stock
    dividends of subsidiaries                                              $19,015    $12,214    $8,815
Utility plant acquisition adjustment                                           644         --        --
State income taxes, net of federal benefit                                     521        487       144
Deferred investment tax credits                                               (477)      (298)     (428)
Other                                                                          968        177      (477)
                                                                           -------    -------    ------
Provision for income taxes                                                 $20,671    $12,580    $8,054
                                                                           -------    -------    ------
Income tax expense for 1994, 1993 and 1992 consisted of the following:

(thousands of dollars)                                                        1994       1993      1992
                                                                           -------    -------    ------
Current:
    Federal                                                                $ 9,897    $ 1,562    $2,000
    State                                                                      890        751       (11)
                                                                           -------    -------    ------
    Total current                                                          $10,787    $ 2,313    $1,989
                                                                           -------    -------    ------
Deferred (prepaid):
   Accelerated depreciation                                                $ 7,779    $ 5,144    $4,627
   Contributions and advances for
      construction                                                          (4,148)       509      (375)
   Prepaid employee benefits                                                 1,775      1,772     1,682
   Real estate transactions
      and capitalized costs                                                  1,466      3,613     1,023
   Alternative minimum tax                                                  (1,261)    (2,184)     (781)
   Investment tax credits                                                     (477)      (298)     (428)
   State income taxes, net of federal benefit                                   37       (258)      144
   Other                                                                     4,713      1,969       173
                                                                           -------    -------    ------
   Total deferred                                                          $ 9,884    $10,267    $6,065
                                                                           -------    -------    ------

Total provision for income taxes                                           $20,671    $12,580    $8,054
                                                                           -------    -------    ------

The Company's federal income tax returns for 1989, 1990 and 1991 are currently under examination by the Internal Revenue Service. Management believes that the outcome of this examination will not have a material effect upon the consolidated financial position of United Water.

                          United Water Resources Inc.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount at December 31, 1994 of those current assets and liabilities which are considered financial instruments approximates their fair value at that date because of the short maturity of those instruments. Such current assets and liabilities include cash and cash equivalents, accounts receivable and unbilled revenues, notes payable, accounts payable and accrued interest and other current liabilities. Real estate and other investments consist primarily of real estate and investments in affiliates accounted for using the equity method of accounting, substantially all of which are not financial instruments. The Company understands that there are no quoted market prices for the Company's preferred stock, preference stock or long-term debt. The fair values of the Company's long-term debt and preferred and preference stock have been determined by discounting their future cash flows using approximate current market interest rates for securities of a similar nature and duration.


The estimated fair values of United Water's financial instruments at December 31 are as follows:

                                       Carrying    Fair
(thousands of dollars)                  amount    value
                                       --------  --------
1994
Long-term debt                         $505,204  $514,200
Preferred and preference stock with
   mandatory  redemption                 98,173    92,700
                                       --------  --------
1993
Long-term debt                         $276,753  $304,000
Preferred stock with mandatory
   redemption                            23,840    27,100
                                       --------  --------

The Company's customer advances for construction have a carrying value of $30,459 and $9,319 at December 31, 1994 and 1993, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

                          United Water Resources Inc.

NOTE 13 - LEASES

United Properties owns several office buildings, with an aggregate net book value of $45.2 million (net of accumulated depreciation of $6.4 million), which are leased to tenants under various operating leases. The following is a schedule, by year, of the minimum future rental income on non-cancelable operating leases outstanding at December 31, 1994:


(thousands of dollars)
1995                            $ 5,288
1996                              6,018
1997                              5,945
1998                              5,481
1999                              4,421
Thereafter                        4,020
                                -------
Total minimum future rentals    $31,173
                                -------

United Water's total consolidated rental expense was approximately $1,661,000 in
1994, $332,000 in 1993 and $320,000 in 1992.   The minimum future lease payments
under all non-cancelable operating leases at December 31, 1994 are as follows:


(thousands of dollars)
1995                                   $1,809
1996                                    1,590
1997                                    1,414
1998                                      859
1999                                      668
Thereafter                                355
                                       ------
Total minimum future lease payments    $6,695
                                       ------

                          United Water Resources Inc.

NOTE 14 - POSSIBLE CONDEMNATION

United Waterworks owns a utility subsidiary which provides water and wastewater services to customers in Rio Rancho, New Mexico. The city of Rio Rancho (the
City) notified United Waterworks that it intends to acquire the Company's utility operations, and on October 28, 1994 commenced condemnation proceedings. On December 15, 1994, the City filed an amended petition for condemnation seeking immediate possession of the Company's utility system. The Company has responded to the court that the City's petition should be denied.

New Mexico's condemnation laws require that the City pay the Company fair market value for any assets that are taken by the City in a condemnation proceeding. Consequently, the Company expects that any condemnation, or sale in lieu of condemnation, should result in the Company at least recovering the book value of its Rio Rancho utility. In 1994, the Company's Rio Rancho utility had revenues of $11.6 million.

                          United Water Resources Inc.


NOTE 15 - SEGMENT INFORMATION
                                                       Parent, Other
                                               Real   Operations and
(thousands of dollars)           Utilities    Estate   Eliminations   Consolidated
                                 ----------  -------- --------------  ------------
1994
Operating revenues               $  262,133  $ 11,854       $19,009     $  292,996
Income before
 income taxes                        51,035     3,552        (2,575)        52,012
Depreciation and amortization        22,522     1,210         1,465         25,197
Capital expenditures                 57,959     6,828         2,122         66,909
Identifiable assets               1,328,020    97,555        31,852      1,457,427
                                 ----------  --------  ------------   ------------
1993
Operating revenues               $  154,497  $ 33,963       $11,958     $  200,418
Income before
 income taxes                        29,073     6,024        (2,539)        32,558
Depreciation and amortization        11,854     1,272         1,150         14,276
Capital expenditures                 15,993     5,240         1,701         22,934
Identifiable assets                 614,766   106,342        19,418        740,526
                                 ----------  --------  ------------   ------------
1992
Operating revenues               $  143,300  $ 10,759       $10,810     $  164,869
Income before
 income taxes                        25,193     1,803        (3,158)        23,838
Depreciation and amortization        11,396     1,292         1,262         13,950
Capital expenditures                 14,075     5,523         1,984         21,582
Identifiable assets                 559,992   123,244         8,423        691,659
                                 ----------  --------  ------------   ------------

                          United Water Resources Inc.

                        QUARTERLY FINANCIAL INFORMATION
                                  (Unaudited)





                                                      QUARTER
                                         ----------------------------------
(thousands except per share data)         FIRST   SECOND    THIRD   FOURTH
                                         -------  -------  -------  -------

1994

Operating revenues                       $39,015  $82,397  $93,487  $78,097
Operating income                           7,069   23,665   33,534   19,168
Net income applicable to common stock      2,367    7,739   14,094    3,687
Net income per common share              $   .12  $   .28  $   .46  $   .12
                                         -------  -------  -------  -------

1993

Operating revenues                       $35,895  $43,341  $78,225  $42,957
Operating income                           6,930   12,567   24,791   11,072
Net income applicable to common stock        706    3,924   11,206    4,142
Net income per common share              $   .04  $   .20  $   .57  $   .21
                                         -------  -------  -------  -------

1992

Operating revenues                       $36,636  $42,472  $44,703  $41,058
Operating income                           7,704   12,166   15,295   11,351
Net income applicable to common stock      1,525    4,119    6,156    3,984
Net income per common share              $   .09  $   .23  $   .34  $   .21
                                         -------  -------  -------  -------

                          United Water Resources Inc.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
- -------  -----------------------------------------------------------------------
         FINANCIAL  DISCLOSURE
         ---------------------

         There were no changes in or disagreements with accountants on accounting and financial disclosure in 1994.

                          United Water Resources Inc.

                                    PART III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
- --------  --------------------------------------------------------

ITEM 11.  EXECUTIVE  COMPENSATION
- --------  -----------------------

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT
- --------  --------------------------------------------------------------------

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
- --------  --------------------------------------------------

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

          In determining which persons may be affiliates of the registrant for the purpose of disclosing on the cover page of this Form 10-K the market value of voting shares held by non-affiliates, the registrant has excluded shares held by the members of its Board of Directors, executive officers and beneficial owners of more than 10% of the common stock outstanding to the extent that they have not disclaimed beneficial ownership. No determination has been made that any director or person connected with a director is an affiliate or that any other person is not an affiliate. The registrant specifically disclaims any intent to characterize any person as being or not being an affiliate.

                              S I G N A T U R E S

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNITED WATER RESOURCES INC.
                                ---------------------------
                                           (Registrant)

     March 16, 1995             By        DONALD  L.  CORRELL
 ---------------------              -----------------------------------
                                             Donald L. Correll
                                            Chairman , President
                                        and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                    TITLE                  DATE
         ---------                    -----                  ----

                                   Chairman, President
   DONALD  L.  CORRELL        and Chief Executive Officer   March 16, 1995
- ---------------------------
     (Donald L. Correll)

                                       Secretary
   DOUGLAS  W.  HAWES                 and Director          March 16, 1995
- ---------------------------
     (Douglas W. Hawes)

   JOHN  J.  TURNER                     Treasurer           March 16, 1995
- ---------------------------
     (John J. Turner)

                                   DIRECTORS
                                   ---------

EDWARD  E.  BARR                 3/16/95  ROBERT A. GERBER              3/16/95
- ---------------------------      -------  ------------------------      -------
(Edward E. Barr)                 Date     (Robert A. Gerber)            Date

FRANK  J.  BORELLI               3/16/95  JON  F.  HANSON               3/16/95
- ---------------------------      -------  ------------------------      -------
(Frank J. Borelli                Date     (Jon F. Hanson)                 Date

PHILIPPE  BRONGNIART             3/16/95  GEORGE  M.  HASKEW,  JR.      3/16/95
- ---------------------------      -------  ------------------------      -------
(Philippe Brongniart)            Date     (George M. Haskew, Jr.)         Date

LAWRENCE  R.  CODEY              3/16/95  DOUGLAS  W.  HAWES            3/16/95
- ---------------------------      -------  ------------------------      -------
(Lawrence R. Codey)              Date     (Douglas W. Hawes)              Date

DONALD  L.  CORRELL              3/16/95  DENNIS  M.  NEWNHAM           3/16/95
- ---------------------------      -------  ------------------------      -------
(Donald L. Correll)              Date     (Dennis M. Newnham)             Date

PETER  DEL  COL                  3/16/95  JACQUES  F.  PETRY            3/16/95
- ---------------------------      -------  ------------------------      -------
(Peter Del Col)                  Date     (Jacques F. Petry)              Date

ALLAN  R.  DRAGONE               3/16/95  MARCIA  L.  WORTHING          3/16/95
- ---------------------------      -------  ------------------------      -------
(Allan R. Dragone)               Date     (Marcia L. Worthing)            Date

ROBERT  L.  DUNCAN,  JR.         3/16/95
- ---------------------------      -------
(Robert L. Duncan, Jr.)          Date

                          United Water Resources Inc.

                                    PART IV
ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON FORM
- --------  ------------------------------------------------------------------
          8-K
          ---

          The following documents are filed as part of this report:

(a)  Financial Statements and Supplementary Data:   See Item 8
(b)  Reports on Form 8-K filed in the fourth quarter of 1994:   None
(c)  Exhibits:

  3(i)(a) Restated Certificate of Incorporation (Articles of Incorporation) of
          United Water Resources Inc., dated July 14, 1987 (Filed as Exhibit 4(b) to Registration Statement No. 33-20067.)

  3(i)(b) Certificate of Correction to Restated Certificate of Incorporation of
          United Water Resources Inc., dated August 13, 1987 (Filed as Exhibit 4(c) to Registration Statement No. 33-20067).

  3(ii) Amended By-laws of United Water Resources dated as of March 10, 1994 (Filed as Exhibit 4(l) to Form 10-K for year ended December 31, 1993).

  4(a) Specimen of United Water Resources Common Stock (Filed as Exhibit 4(d) to Registration Statement No. 2-90540).

  4(b) Governance Agreement between United Water Resources and Lyonnaise American Holding, Inc., dated April 22, 1994 (Filed in Appendix A to Registration Statement No. 33-51703).

  4(c) Additional instruments defining rights of holders of the Company's long-term debt are not being filed because the securities authorized under each such agreement do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Commission a copy of each such agreement upon request.

  10(a) Employment Agreement between and among United Water Resources Inc. its Subsidiaries and Affiliates and Donald L. Correll

  10(b) Employment Agreement by and between General Waterworks Corporation and Ronald S. Dungan

  10(c) Executive Employment Agreement by and between United Water Resources and Richard B. McGlynn

  21      Subsidiaries of registrant

  23      Consent of Independent Accountants

  27      Financial Data Schedule

               U N I T E D  W A T E R  R E S O U R C E S  I N C.

                 SCHEDULE VIII  -  CONSOLIDATED  VALUATION  AND
                              QUALIFYING  ACCOUNTS
                            (THOUSANDS  OF  DOLLARS)

                                                 DECEMBER 31,
                                        ------------------------------
                                         1994      1993        1992
                                         ----      ----        ----
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
 Balance at beginning of period         $1,273     $1,272      $1,014


 Charges to costs and expenses           1,970      1,278       1,435


 Accounts written off                   (2,071)    (1,460)     (1,366)


 Recoveries of accounts written off        201        183         189
                                        ------     ------      ------


 BALANCE AT END OF PERIOD               $1,373     $1,273      $1,272
                                        ======     ======      ======


REAL ESTATE VALUATION RESERVE:
 Balance at beginning of period         $4,111     $  ---      $  ---


 Charges to costs and expenses             ---      4,111         ---


 Sales of properties                      (845)       ---         ---
                                        ======     ======      ======

 BALANCE AT END OF PERIOD               $ 3,266    $4,111      $  ---
                                        =======    ======      ======