Form 10-Q
period 1995-03-31
UNITED WATER RESOURCES INC
filed 1995-05-12
CIK 715969

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                     -------------------------------------
                            WASHINGTON, D. C. 20549

                                   FORM  10-Q


         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED     MARCH 31, 1995
                                         ----------------------

                                     OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ----------   ----------

         Commission file number    1-858-6
                                -------------


                          United Water Resources Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        New Jersey                                             22-2441477
- -----------------------------                   --------------------------------
 (State or other Jurisdiction                                I.R.S. Employer
      of Incorporation)                                    (Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
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

                                                    Yes     X      No
                                                        ---------     ---------


Common shares of stock outstanding as of April 30, 1995   31,671,356
                                                         -----------

                        PART  I - FINANCIAL  INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
- -------------------------------

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)

                                                                    MARCH 31,   DECEMBER 31,
                                                                      1995          1994
                                                                   -----------  -------------
                                                                   (UNAUDITED)
ASSETS
- ------
UTILITY PLANT, including $26,553 and $24,505 under construction     $1,282,807    $1,272,446
  LESS accumulated depreciation                                        241,148       235,962
                                                                    ----------    ----------
                                                                     1,041,659     1,036,484
                                                                    ----------    ----------
UTILITY PLANT ACQUISITION ADJUSTMENT, NET                               73,447        73,444
                                                                    ----------    ----------
REAL ESTATE AND OTHER INVESTMENTS, less accumulated
  depreciation of $13,800 and $12,430                                  110,010       107,315
                                                                    ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents                                              8,117         9,840
  Restricted cash                                                       23,411        30,227
  Accounts receivable and unbilled revenues, net                        56,829        59,292
  Prepaid and other current assets                                      14,487        13,425
                                                                    ----------    ----------
                                                                       102,844       112,784
                                                                    ----------    ----------
DEFERRED CHARGES AND OTHER ASSETS:
  Recoverable income taxes                                              47,927        48,295
  Prepaid and deferred employee benefits                                25,516        24,290
  Unamortized debt expense                                              25,456        25,253
  Other deferred charges and assets                                     29,708        29,562
                                                                    ----------    ----------
                                                                       128,607       127,400
                                                                    ----------    ----------
                                                                    $1,456,567    $1,457,427
                                                                    ==========    ==========
CAPITALIZATION AND LIABILITIES
- ------------------------------
CAPITALIZATION:
  Common stock and retained earnings                                $  341,427    $  350,495
  Preferred stock without mandatory redemption                           9,000         9,000
  Preferred stock with mandatory redemption                             54,684        54,696
  Preference stock, convertible, with mandatory redemption              43,530        43,477
  Long-term debt                                                       527,475       505,204
                                                                    ----------    ----------
                                                                       976,116       962,872
                                                                    ----------    ----------
CURRENT LIABILITIES:
  Notes payable                                                         58,750        76,450
  Preferred stock and long-term debt due within one year                 9,527        10,246
  Accounts payable and other accruals                                   28,530        36,541
  Accrued taxes                                                         31,092        28,744
  Accrued customer benefits                                              3,216         3,707
  Accrued interest and other current liabilities                        17,515         9,876
                                                                    ----------    ----------
                                                                       148,630       165,564
                                                                    ----------    ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes and investment tax credits                     164,831       163,020
  Customer advances for construction                                    29,436        30,459
  Contributions in aid of construction                                 117,402       115,642
  Other deferred credits and liabilities                                20,152        19,870
                                                                    ----------    ----------
                                                                       331,821       328,991
                                                                    ----------    ----------
                                                                    $1,456,567    $1,457,427
                                                                    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                  --------------------------------------
                                                         1995                1994
                                                  -----------------   ------------------

OPERATING REVENUES                                     $71,405             $39,015
                                                       -------             -------
OPERATING EXPENSES:
  Operation and maintenance                             37,643              20,963
  Depreciation and amortization                          7,623               3,611
  General taxes                                         11,993               7,372
                                                       -------             -------
    TOTAL OPERATING EXPENSES                            57,259              31,946
                                                       -------             -------
OPERATING INCOME                                        14,146               7,069
                                                       -------             -------
INTEREST AND OTHER EXPENSES:
  Interest expense, net of amount capitalized           10,580               5,672
  Allowance for funds used during construction            (463)               (127)
  Preferred stock dividends of subsidiaries                578                 583
  Other income, net                                       (188)             (3,054)
                                                       -------             -------
    TOTAL INTEREST AND OTHER EXPENSES                   10,507               3,074
                                                       -------             -------
INCOME BEFORE INCOME TAXES                               3,639               3,995

PROVISION FOR INCOME TAXES                               1,610               1,628
                                                       -------             -------
NET INCOME                                               2,029               2,367

Preferred and preference dividends                       1,198                  --
                                                       -------             -------
NET INCOME APPLICABLE TO COMMON STOCK                  $   831             $ 2,367
                                                       =======             =======
AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS)           31,418              20,442

NET INCOME PER COMMON SHARE                               $.03                $.12
                                                       =======             =======

DIVIDENDS PER COMMON SHARE                                $.23                $.23
                                                       =======             =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                     --------------------------------------
                                                                            1995                1994
                                                                     -------------------  -----------------

OPERATING ACTIVITIES:
NET INCOME                                                                     $  2,029           $  2,367
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                                   7,814              4,190
  Deferred income taxes and investment tax credits, net                           1,811              2,926
  Gain from release of security deposit on real estate settlement                    --             (2,811)
   Allowance for funds used during construction (AFUDC)                            (463)              (127)
  Changes in assets and liabilities, net of effect of Merger:
     Accounts receivable and unbilled revenues                                    2,463                450
     Prepaid and other current assets                                            (1,062)               (96)
     Prepaid and deferred employee benefits                                      (1,226)            (1,505)
     Recoverable income taxes                                                       368                165
     Accounts payable and other accruals                                         (8,766)            (2,343)
     Accrued taxes                                                                2,640                 82
     Accrued interest and other current liabilities                                 (16)            (1,533)
     Accrued customer benefits                                                     (491)              (651)
     Other, net                                                                    (455)              (717)
                                                                               --------           --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                       4,646                397
                                                                               --------           --------
INVESTING ACTIVITIES:
  Additions to utility plant (excludes AFUDC)                                   (11,515)            (4,907)
  Additions to real estate and other properties                                  (2,407)            (3,956)
  Change in restricted cash                                                       6,816              1,494
                                                                               --------           --------
  NET CASH USED IN INVESTING ACTIVITIES                                          (7,106)            (7,369)
                                                                               --------           --------
FINANCING ACTIVITIES:
  Change in notes payable                                                       (17,700)            11,820
  Additional long-term debt                                                      22,000                 --
  Reduction in preferred stock and long-term debt                                  (858)           (10,301)
  Issuance of common stock                                                        4,976              6,232
  Dividends on common stock                                                      (7,220)            (4,713)
  Dividends on preferred and preference stock                                    (1,198)                --
  Net contributions and advances for construction                                   737                305
                                                                               --------           --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                         737              3,343

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,723)            (3,629)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  9,840              8,933
                                                                               --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  8,117           $  5,304
                                                                               ========           ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (net of amount capitalized)                                      $ 10,594           $  3,582
     Income taxes                                                                   495                860

  The accompanying notes are an integral part of these consolidated financial statements.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995


NOTE 1 - GENERAL
- ----------------

     In the opinion of United Water Resources (United Water, or the Company), the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in the Company's audited consolidated financial statements included in its 1994 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

     In March 1995, the Company changed the names of many of its operating subsidiaries. By adopting "United Water" in the names of its utility subsidiaries, the Company will achieve a unified corporate identity and greater national recognition. The new names of some of the larger operating subsidiaries are United Water New Jersey (formerly Hackensack Water Company), United Waterworks (formerly General Waterworks Corporation) and United Water New York (formerly Spring Valley Water Company). The new names are used hereafter.

     Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of the results for a twelve month period.

NOTE 2 - SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION
- -----------------------------------------------------

     On April 22, 1994, United Water and GWC Corporation (GWC) merged (the Merger), with United Water as the surviving corporation. The acquisition was accounted for as a purchase, and the financial results of the former subsidiaries of GWC are included in the Company's financial results beginning April 1, 1994. The following condensed income statement information for the period ended March 31, 1995 and the pro forma income statement for the period ended March 31, 1994 are presented for comparative purposes. The unaudited pro forma March 31, 1994 income statement gives effect to the Merger as if it had occurred at the beginning of that period. Pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results.

INCOME STATEMENT INFORMATION FOR THE THREE MONTHS ENDED:

                                               (unaudited)
                                                MARCH 31,
                                               -----------
                                            1995         1994
                                          --------    -----------
                                          (actual)    (pro forma)

Operating revenues                          $71,405      $68,211

Operating income                             14,146       13,073

Net income applicable to common stock           831        2,201

Net income per common share                 $  0.03      $  0.07

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

MERGER
- ------

  On April 22, 1994, United Water completed the Merger with GWC, in which United Water was the surviving corporation. GWC's principal assets included 100% of the stock of General Waterworks Corporation (presently known as United Waterworks), which owns regulated water and wastewater utilities operating in 14 states, and a 25% indirect investment in JMM Operational Services, Inc. (JMM). JMM provides operations and management services to government and industry for water and wastewater treatment facilities. The Merger was accounted for under the purchase method and resulted in the recording of a utility plant acquisition adjustment of $67 million. The financial results of the former subsidiaries of GWC are included in the the Company's financial results beginning April 1, 1994.

GENERAL
- -------

  United Water New Jersey and United Water New York (a subsidiary of United Water New Jersey) provide public water supply services to more than one million people in northern New Jersey and southern New York. United Waterworks provides public water supply services to approximately one million people in 14 states. Its major utility operations are located in Arkansas, Delaware, Florida, Idaho, New Jersey, New Mexico, New York and Pennsylvania. In addition, two of its utilities, in Florida and New Mexico, also provide wastewater collection and treatment services, generally to their water customers. The water utility business is cyclical in nature, as both revenues and earnings are higher in the summer months when customer consumption is higher than in the cooler months.

  United Properties Group (United Properties), United Water's real estate subsidiary, is a non-regulated business engaged in real estate investment and development activities, including commercial office and retail properties, residential and commercial land development, golf course operations and consulting services. It owns a portfolio of real estate located in New Jersey, New York and Pennsylvania. United Properties also provides consulting and advisory services in support of the real estate assets of the other United Water companies.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

  Net capital expenditures are generally incurred by United Water's utility subsidiaries in connection with the normal upgrading and expansion of existing water and wastewater facilities and to comply with existing environmental regulations. United Water considers its utility plant to be adequate and in good condition. However, the Company is projecting higher levels of capital expenditures during the next five years due to the addition of new, or expansion of existing, water treatment and source of supply facilities by United Waterworks' utility subsidiaries. These capital expenditures are necessary to meet growth requirements and to comply with environmental laws and regulations. Excluding the effects of inflation, the net capital expenditures of United Water's utility subsidiaries are projected to aggregate $270 million over the next five years, including $50.3 million and $60.7 million, respectively, in 1995 and 1996. This total includes $195 million for United Waterworks and $75 million for United Water New Jersey and United Water New York. The expenditures related to compliance with environmental laws and regulations are estimated to be approximately 25% of the projected net capital expenditures over the 1995-1999 period. To the best of management's knowledge, the Company is in compliance with all major environmental laws and regulations.

- -------------------------------

United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York are parties to a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of March 31, 1995, $23.4 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

  United Waterworks owns a utility subsidiary which provides water and wastewater services to customers in Rio Rancho, New Mexico. In December 1994, the city of Rio Rancho (the City) filed an Application for Immediate Possession of the Company's utility system in Rio Rancho. Hearings were held on the Application, and on March 30, 1995 the court entered an Order For Immediate Possession (the Order). The Order allows the City to take possession on June 30, 1995 upon depositing $53 million with the court. The City cannot take possession until the deposit is made. In April 1995 the City and the Company's utility subsidiary entered into an agreement in settlement of the condemnation action whereby the City will pay the Company $69 million for its utility operations in New Mexico plus the amount of net capital additions made to the water and wastewater systems by the Company in 1995. Subject to court approval, the Company expects the transfer to be completed by the third quarter of 1995. United Water plans to utilize the proceeds to fund future capital expenditures of its utilities. The absence of the Company's utility operations in Rio Rancho will not have a material effect upon the consolidated financial position or results of operations of the Company. In 1994, the Company's Rio Rancho utility had revenues of $11.6 million.

  There were a number of changes in the Company's long-term debt in the first quarter of 1995. In January 1995, United Water New York issued $12 million of 8.98% senior notes, the proceeds of which were used to reduce short-term borrowings.

  In December 1994, United Waterworks entered into a medium-term note program that will enable United Waterworks to issue up to $75 million of debt with terms ranging from 9 months to 30 years. The interest rates will be set as notes are issued under the program. In February 1995, United Waterworks issued the first $10 million of notes under this program, at a rate of 8.84%, with the full amount maturing in 2025, and redeemed outstanding notes payable.

  United Properties currently expects to spend $43.4 million over the next five years for capital expenditures on its existing real estate portfolio. Expenditures in 1995 and 1996 are projected to be $3.6 million and $17.4 million, respectively. Funding for these expenditures is anticipated to come from operations, including the sales of properties and the operation of existing commercial properties and golf courses, and from the proceeds of new financings.

  At March 31, 1995, United Water had cash and cash equivalents of $8.1 million and unused short-term bank lines of credit of $139.7 million. Management expects that unused credit lines currently available, cash flows from operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

RATE MATTERS
- ------------

  The profitability of United Water's regulated utilities is, to a large extent, dependent upon adequate and timely rate relief. The Company anticipates that the regulatory authorities that have jurisdiction over its utility operations will allow the Company's regulated utilities to earn a reasonable return on their utility investments.

  In October 1993, a rate increase of approximately 3.1%, or $3.5 million, became effective for United Water New Jersey, the Company's largest utility subsidiary. This increase resulted from the settlement of a dispute involving a transfer of land from United Water New Jersey to United Properties. The increase had no effect on United Water's cash flows because offsetting credits related to the settlement and included in accrued customer benefits are being applied to customer bills until late 1995.

  Twelve rate increases were awarded to the Company's regulated utilities during 1994, representing an aggregate annual rate revenue increase of $8.1 million.
An estimated $3.2 million of this amount was reflected in 1994's revenues while the remaining $4.9 million of carryover impact of the rate awards received in 1994 is expected to increase revenues in 1995.

  At the end of March 31, 1995, there were three rate cases pending in which the Company has requested an aggregate annual rate increase of $7.2 million. Only a portion of the rate increase, if received in 1995, will affect revenues in 1995. Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested. The Company expects to file additional rate cases in 1995, but does not expect that those rate awards, if received in 1995, will have a significant impact on revenues in 1995.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995
- ---------------------------------------------------------

OVERVIEW

  United Water's net income applicable to common stock for the first quarter of 1995 was $831,000, a decrease of 64.9% from $2.4 million in the comparable period in 1994. Net income per common share for the first quarter of 1995 was 3 cents as compared to 12 cents for the same period last year. Historically, first quarter earnings in the water industry are the lowest of the year because winter and early spring are traditionally periods of lower consumption. However, earnings for the first quarter of 1994 reflected the award of $2.8 million in escrow monies to the Company's real estate subsidiary, United Properties Group, following a foreclosure settlement. Earnings per share for the first quarter of 1995 decreased as compared to 1994 due to the absence of a comparable real estate transaction.

REVENUES

  The $32.4 million, or 83%, increase in revenues from the same period in 1994 was attributable to the following factors:


OPERATING REVENUES
(thousands of dollars)   Increase (Decrease)
- ----------------------   -------------------
Utilities:
    Merger with GWC    $30,357        77.8%
    Rate awards            505         1.3%
    Other                 (108)       (0.3%)
Real estate               (248)       (0.6%)
Other operations         1,884         4.8%
                       -------        -----
                       $32,390        83.0%

          The Merger increased revenues $30.4 million, or 77.8%, in the first quarter of 1995 and was the major reason for the 83% increase in revenues in 1995 as compared to the same period in 1994. Due to the absence of real estate sales in the first quarter of 1995, real estate revenues decreased as compared to the same quarter in 1994. The increase in operating revenues from other operations was attributable to a service contract with the city of Hoboken as well as increases in environmental testing and meter installation contracts.

COSTS AND EXPENSES

          The increase in operating expenses from the same period in 1994 is due to the following:


OPERATING EXPENSES
(thousands of dollars)                      Total          Effect of  Net of Merger
                                          Increase          Merger       Increase
                                     ------------------    ---------  -------------
    Operation and maintenance        $16,680      79.6%    $16,162    $518    2.5%
    Depreciation and amortization      4,012     111.1%      3,704     308    8.5%
    General taxes                      4,621      62.7%      3,753     868   11.8%
                                     ------------------    ---------  -------------

    The increase in operation and maintenance expenses, excluding the impact of the Merger with GWC, represents the higher costs in 1995 related to the service contract with the city of Hoboken and the additional environmental testing and meter installation contracts.

    General taxes increased by $868,000, or 11.8%, due to higher real estate and franchise taxes.

- ---------------------------------------------------------


INTEREST AND OTHER

    The increase in interest expense of $4.9 million, or 86.5%, was predominantly due to the Merger. Other income decreased $2.9 million, or 93.8%, primarily due to the award of $2.8 million in escrow monies to United Properties following a foreclosure settlement in 1994.

INCOME TAXES

    The effective income tax rates on income before preferred and preference stock dividends were 38.2% and 35.6% in the first quarter of 1995 and 1994, respectively. The increase in the effective tax rate is attributable to the amortization of the purchase acquisition adjustment and additional state income taxes.

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

                        PART  II  -  OTHER  INFORMATION


ITEM 1.      LEGAL PROCEEDINGS
- -------      -----------------

    In 1990, the Paterson Municipal Utilities Authority (PMUA) filed suit in the Superior Court of New Jersey -Passaic County, against United Water New Jersey and the North Jersey District Water Supply Commission. The suit was based on PMUA's alleged ownership of various water rights in the Passaic River, which rights the PMUA claimed were, or may have been, affected by diversions related to the Wanaque South Project, a project owned equally by United Water New Jersey and the North Jersey District Water Supply Commission. United Water New Jersey's Motion for Summary Judgement, dismissing the Complaint, was granted by the trial court in July 1992. In October 1992 the PMUA filed a Notice of Appeal with the Appellate Division, and the Appellate Division affirmed the dismissal in May 1994. The PMUA next appealed to the New Jersey Supreme Court, which denied certification of this appeal in September 1994. Finally, the PMUA filed a Petition for Certiorari to the United States Supreme Court in December 1994, and in February 1995 the United States Supreme Court denied their petition.

    Two suits were filed by Safas Corporation and New Regime Company against United Water, Dundee Water Power & Land Co. (Dundee) and United Water New Jersey in September and November 1994 in the Superior Court of New Jersey - Passaic County. The suits allege that the plaintiffs suffered property damages as a result of an alleged breach in a berm surrounding the Dundee Canal, allowing water to escape. The Dundee Canal is the property of Dundee, a corporation of which United Water owns 50% of the outstanding common stock. While an assessment of the property damages being alleged has not yet been completed, it is believed that such claims will be in excess of $500,000. Both of the plaintiffs have voluntarily dismissed United Water and United Water New Jersey from its action, having been provided satisfactory evidence by the Company regarding its status as a shareholder in Dundee. The Company is of the opinion that it, United Water New Jersey and Dundee have adequate insurance to cover claims of this nature. United Water is undertaking a continuing investigation of the claims in conjunction with the North Jersey District Water Supply Commission, the other 50% co-owner of Dundee.

    United Waterworks owns a utility subsidiary which provides water and wastewater services to customers in Rio Rancho, New Mexico. The city of Rio Rancho (the City) notified United Waterworks that it intends to acquire the Company's utility operations in Rio Rancho, and on October 28, 1994 commenced condemnation proceedings in the Thirteenth Judicial District, Sandoval County. On December 15, 1994, the City filed an Application for Immediate Possession of the Company's utility system in Rio Rancho. Hearings were held on the Application, and on March 30, 1995 the court entered an Order For Immediate Possession (the Order). The Order allows the City to take possession on June 30, 1995 upon depositing $53 million with the court. On April 19, 1995, the City and the Company's utility subsidiary entered into a Stipulation in settlement of the condemnation action. Under the Stipulation, the City will pay the Company $69 million plus the amount of net capital additions made to the water and wastewater systems by the Company in 1995. The City's obligations under the Stipulation are subject to the satisfaction of certain conditions, including receipt of court approval and a requirement that no legal proceedings shall exist which could interfere with the City's ownership or operations of the utility systems. The Company expects the transfer to be completed by the third quarter of 1995.

    United Water Delaware (formerly Wilmington Suburban Water Corporation), a subsidiary of United Waterworks, is the subject of a Criminal Violation Notice issued by the New Castle County, Delaware Department of Public Works (the Notice). The Notice, dated April 15, 1992, describes the violation as being an illegal placement of fill in a floodplain in contravention of the New Castle County Zoning and Drainage Codes. United Water Delaware alleges that the illegal fill was placed on land it owns by one or more third parties without

- -----------------

the knowledge or approval of United Water Delaware. The management of United Water Delaware has responded to the Notice by engaging hydrogeological engineers to investigate the feasibility of a mitigation and remediation plan which would be consistent with the appropriate County Ordinances. Violation notice forms also were issued to other similarly situated property owners, and United Water Delaware has taken part in many discussions concerning the level of participation by all such parties in a remediation. United Water Delaware has met with the New Castle County authorities and presented a plan to partially remediate the fill. An application for approval of this plan was submitted to the New Castle County Department of Planning on April 4, 1995. It is expected that the County will accept this proposal. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

    On October 28, 1994, IU International Corporation (IU) filed suit in the Superior Court of the State of Delaware against United Waterworks alleging breach of contract and seeking reimbursement from United Waterworks of more than $3 million, as well as interest thereon. IU's claim is based on certain tax indemnifications that were part of a stock purchase agreement entered into by IU, Lyonnaise American Holding, Inc., United Waterworks and GWC in connection with the 1982 purchase of 50% of the outstanding common stock of United Waterworks by LAH. United Waterworks is engaged in settlement negotiations with IU, but no final settlement agreement has been executed by the parties. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

    United Water is not a party to any other litigation other than the routine litigation incidental to the business of United Water. None of such litigation, either individually or in the aggregate, is material to the business of United Water.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ----------------------------------------------------

    At the 1995 Annual Meeting of Shareholders of the Company held on May 8, 1995, four directors were re-elected to Class II of the Board of Directors and the appointment of Price Waterhouse LLP as independent auditors for 1995 was ratified by the following votes:


Name of Director           Votes For        Votes Against
- ----------------           ---------        -------------
Peter Del Col              28,110,768         296,990
Jon F. Hanson              28,099,305         308,453
Marcia L. Worthing         28,111,442         296,316
Philippe Brongniart        28,064,982         342,776

Ratification of  appointment of independent auditors for 1995:

          FOR 28,088,880  AGAINST 205,013  ABSTENTIONS 113,865

                           S  I  G  N  A  T  U  R  E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              UNITED  WATER  RESOURCES  INC.
                              ------------------------------
                                         (Registrant)



Date:  May 12, 1995      By /s/ JOHN J. TURNER
       ------------        -------------------------------------
                                    (Signature)
                                  John J. Turner
                                    Treasurer

                               DULY AUTHORIZED AND CHIEF
                                   ACCOUNTING OFFICER