Form 10-Q
period 1995-06-30
UNITED WATER RESOURCES INC
filed 1995-08-11
CIK 715969

                                 UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            WASHINGTON, D. C. 20549

                                   FORM  10-Q


[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15 (D)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR THE QUARTERLY PERIOD ENDED    JUNE 30, 1995
                               --------------------

                                       OR

[    ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15 (D)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from _______________ to ________________

Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            New Jersey                                  22-2441477
   ----------------------------                ----------------------------
   (State or other Jurisdiction                       I.R.S. Employer
        of Incorporation)                           (Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
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

                                         Yes     X      No
                                             ---------     ----------


Common shares of stock outstanding as of  July 31, 1995   32,113,430
                                                          ----------

                        PART  I - FINANCIAL  INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
- -------------------------------

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEET
                             (THOUSANDS OF DOLLARS)

                                                                    JUNE 30,    DECEMBER 31,
                                                                      1995          1994
                                                                   -----------  ------------
                                                                   (UNAUDITED)
ASSETS
- ------
UTILITY PLANT, including $19,495 and $24,505 under construction     $1,300,139    $1,272,446
  LESS accumulated depreciation                                        246,093       235,962
                                                                    ----------    ----------
                                                                     1,054,046     1,036,484
                                                                    ----------    ----------
UTILITY PLANT ACQUISITION ADJUSTMENTS, NET                              72,987        73,444
                                                                    ----------    ----------
REAL ESTATE AND OTHER INVESTMENTS, less accumulated
  depreciation of $14,406 and $12,430                                  111,142       107,315
                                                                    ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents                                              6,111         9,840
  Restricted cash                                                       42,403        30,227
  Accounts receivable and unbilled revenues, net                        63,561        59,292
  Prepaid and other current assets                                      12,605        13,425
                                                                    ----------    ----------
                                                                       124,680       112,784
                                                                    ----------    ----------
DEFERRED CHARGES AND OTHER ASSETS:
  Recoverable income taxes                                              46,078        48,295
  Prepaid and deferred employee benefits                                26,355        24,290
  Unamortized debt expense                                              25,960        25,253
  Other deferred charges and assets                                     32,192        29,562
                                                                    ----------    ----------
                                                                       130,585       127,400
                                                                    ----------    ----------
                                                                    $1,493,440    $1,457,427
                                                                    ==========    ==========
CAPITALIZATION AND LIABILITIES
- ------------------------------
CAPITALIZATION:
  Common stock and retained earnings                                $  354,266    $  350,495
  Preferred stock without mandatory redemption                           9,000         9,000
  Preferred stock with mandatory redemption                             54,419        54,696
  Preference stock, convertible, with mandatory redemption              43,584        43,477
  Long-term debt                                                       552,107       505,204
                                                                    ----------    ----------
                                                                     1,013,376       962,872
                                                                    ----------    ----------
CURRENT LIABILITIES:
  Notes payable                                                         66,750        76,450
  Preferred stock and long-term debt due within one year                 6,629        10,246
  Accounts payable and other accruals                                   30,071        36,541
  Accrued taxes                                                         30,398        28,744
  Accrued customer benefits                                              2,181         3,707
  Accrued interest and other current liabilities                         7,449         9,876
                                                                    ----------    ----------
                                                                       143,478       165,564
                                                                    ----------    ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes and investment tax credits                     162,116       163,020
  Customer advances for construction                                    29,916        30,459
  Contributions in aid of construction                                 122,906       115,642
  Other deferred credits and liabilities                                21,648        19,870
                                                                    ----------    ----------
                                                                       336,586       328,991
                                                                    ----------    ----------
                                                                    $1,493,440    $1,457,427
                                                                    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                      STATEMENT  OF  CONSOLIDATED  INCOME
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                  FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                 ----------------------  ----------------------
                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                 ----------------------  ----------------------
                                                    1995        1994        1995        1994
                                                 ----------  ----------  ----------  ----------

OPERATING REVENUES                                 $83,570     $82,397    $154,975    $121,412
                                                   -------     -------    --------    --------
OPERATING EXPENSES:
   Operation and maintenance                        39,260      40,457      76,903      61,419
   Depreciation and amortization                     7,734       6,800      15,357      10,412
   General taxes                                    12,323      11,475      24,316      18,847
                                                   -------     -------    --------    --------

     TOTAL OPERATING EXPENSES                       59,317      58,732     116,576      90,678
                                                   -------     -------    --------    --------

OPERATING INCOME                                    24,253      23,665      38,399      30,734
                                                   -------     -------    --------    --------

INTEREST AND OTHER EXPENSES:
   Interest expense, net of amount capitalized      10,884       9,848      21,464      15,520
   Allowance for funds used during construction       (547)       (537)     (1,010)       (664)
   Preferred stock dividends of subsidiaries           574         579       1,152       1,162
   Other income, net                                  (226)       (402)       (414)     (3,456)
                                                   -------     -------    --------    --------

     TOTAL INTEREST AND OTHER EXPENSES              10,685       9,488      21,192      12,562
                                                   -------     -------    --------    --------

INCOME BEFORE INCOME TAXES                          13,568      14,177      17,207      18,172

PROVISION FOR INCOME TAXES                           4,799       5,377       6,409       7,005
                                                   -------     -------    --------    --------

NET INCOME                                           8,769       8,800      10,798      11,167

Preferred and preference stock dividends             1,198       1,061       2,396       1,061
                                                   -------     -------    --------    --------

NET INCOME APPLICABLE TO COMMON STOCK              $ 7,571     $ 7,739    $  8,402    $ 10,106
                                                   =======     =======    ========    ========

AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS)       31,807      27,880      31,604      24,660

NET INCOME PER COMMON SHARE                          $0.24       $0.28       $0.27       $0.41
                                                     =====       =====       =====       =====

DIVIDENDS PER COMMON SHARE                           $0.23       $0.23       $0.46       $0.46
                                                     =====       =====       =====       =====




  The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                                   -----------------------------------
                                                                         1995               1994
                                                                   -----------------  ----------------

OPERATING ACTIVITIES:
NET INCOME                                                                 $ 10,798          $ 11,167
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization                                             15,739            11,316
   Deferred income taxes and investment tax credits, net                       (904)            6,304
   Gain from release of security deposit on real estate settlement               --            (2,811)
   Allowance for funds used during construction (AFUDC)                      (1,010)             (664)
   Changes in assets and liabilities, net of effect of Merger:
     Accounts receivable and unbilled revenues                               (4,269)          (13,245)
     Prepaid and other current assets                                           820             2,872
     Prepaid and deferred employee benefits                                  (2,065)           (2,054)
     Recoverable income taxes                                                 2,217               144
     Accounts payable and other accruals                                     (7,226)            9,190
     Accrued taxes                                                            1,946            (4,540)
     Accrued interest and other current liabilities                          (2,427)           (3,676)
     Accrued customer benefits                                               (1,526)           (1,366)
     Other, net                                                              (2,344)           (7,018)
                                                                           --------          --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                  9,749             5,619
                                                                           --------          --------
INVESTING ACTIVITIES:
     Additions to utility plant (excludes AFUDC)                            (30,627)          (15,017)
     Additions to real estate and other properties                           (3,787)           (6,583)
     Acquisition of GWC, net of cash received                                    --            (5,059)
     Change in restricted cash                                              (12,176)            6,426
                                                                           --------          --------
   NET CASH USED IN INVESTING ACTIVITIES                                    (46,590)          (20,233)
                                                                           --------          --------
FINANCING ACTIVITIES:
     Change in notes payable                                                 (9,700)           37,000
     Additional long-term debt                                               47,179            67,000
     Reduction in preferred stock and long-term debt                         (4,061)          (87,514)
     Issuance of common stock                                                 9,896            12,716
     Dividends on common stock                                              (14,527)          (11,667)
     Dividends on preferred and preference stock                             (2,396)           (1,061)
     Net contributions and advances for construction                          6,721             1,137
                                                                           --------          --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                 33,112            17,611
                                                                           --------          --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (3,729)            2,997
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              9,840             8,933
                                                                           --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  6,111          $ 11,930
                                                                           --------          --------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest (net of amount capitalized)                                  $ 23,508          $ 10,686
     Income taxes                                                             1,535             1,560

  The accompanying notes are an integral part of these consolidated financial statements.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


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

NOTE 2 - SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION
- -----------------------------------------------------

          On April 22, 1994, United Water and GWC Corporation (GWC) merged (the Merger), with United Water as the surviving corporation. The acquisition was accounted for as a purchase, and the financial results of the former subsidiaries of GWC are included in the Company's financial results beginning April 1, 1994. The following condensed income statement information for the period ended June 30, 1995 and the pro forma income statement for the period ended June 30, 1994 are presented for comparative purposes. The unaudited pro forma June 30, 1994 income statement gives effect to the Merger as if it had occurred at the beginning of that period. Pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results.

INCOME STATEMENT INFORMATION FOR THE SIX MONTHS ENDED:

                                              (unaudited)
                                                JUNE 30,
                                         ----------------------
                                           1995        1994
                                         ---------  -----------
                                         (actual)   (pro forma)

Operating revenues                       $154,975     $150,608

Operating income                           38,399       36,738

Net income applicable to common stock       8,402        9,940

Net income per common share              $   0.27     $   0.33


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ---------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

MERGER
- ------

          On April 22, 1994, United Water completed the Merger with GWC, in which United Water was the surviving corporation. GWC's principal assets included 100% of the stock of General Waterworks Corporation (now known as United Waterworks), which owns regulated water and wastewater utilities operating in 13 states, and a 25% indirect investment in JMM Operational Services, Inc. (JMM). JMM provides operations and management services to government and industry for water and wastewater treatment facilities. The Merger was accounted for under the purchase method and resulted in the recording of a utility plant acquisition adjustment of $67 million. The financial results of the former subsidiaries of GWC are included in the Company's financial results beginning April 1, 1994.

GENERAL
- -------

          United Water New Jersey and United Water New York (a subsidiary of United Water New Jersey) provide public water supply services to more than one million people in northern New Jersey and southern New York. United Waterworks provides public water supply services to approximately one million people in 13 states. Its major utility operations are located in Arkansas, Delaware, Florida, Idaho, New Jersey, New York and Pennsylvania. In addition, its utility in Florida also provides wastewater collection and treatment services, generally to its water customers. The water utility business is cyclical in nature, as both revenues and earnings are higher in the summer months when customer consumption is higher than in the cooler months.

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

          Net capital expenditures are generally incurred by United Water's utility subsidiaries in connection with the normal upgrading and expansion of existing water and wastewater facilities and to comply with existing environmental regulations. United Water considers its utility plant to be adequate and in good condition. However, the Company is projecting higher levels of capital expenditures during the next five years due to the addition of new, or expansion of existing, water treatment and source of supply facilities by United Waterworks' utility subsidiaries. These capital expenditures are necessary to meet growth requirements and to comply with environmental laws and regulations. Excluding the effects of inflation, the net capital expenditures of United Water's utility subsidiaries are projected to aggregate $270 million over the next five years, including $50.3 million and $60.7 million, respectively, in 1995 and 1996. This total consists of $195 million for United Waterworks and $75 million for United Water New Jersey and United Water New York. The expenditures related to compliance with environmental laws and regulations are estimated to be approximately 25% of the projected net capital expenditures over the 1995-1999 period. To the best of management's knowledge, the Company is in compliance with all major environmental laws and regulations.

- -------------------------------

          United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York are parties to a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of June 30, 1995, $42.4 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

          United Waterworks owns a utility subsidiary which provides water and wastewater services to customers in Rio Rancho, New Mexico. In December 1994, the city of Rio Rancho (the City) filed an Application for Immediate Possession of the Company's utility system in Rio Rancho. Hearings were held on the Application, and on March 30, 1995 the court entered an Order For Immediate Possession (the Order). The Order allowed the City to take possession on June 30, 1995 upon depositing $53 million with the court. In April 1995, the City and the Company's utility subsidiary entered into a Stipulation in settlement of the condemnation action whereby the City will pay the Company $69 million for its utility operations in New Mexico plus the amount of net capital additions made to the water and wastewater systems by the Company in 1995. The City made the deposits required pursuant to the Order and Stipulation, and on June 30, 1995, the City assumed possession of the operations of the utility subsidiary. In July 1995, in accordance with the agreement, the Company has withdrawn approximately $35 million of the $69 million. For financial reporting purposes, this sale has not been recognized as of June 30, 1995 since additional approvals are required before the transaction is completed. The Company expects the transfer to be completed in the third quarter of 1995. See Part II, Legal Proceedings, for further discussion. United Water plans to utilize the proceeds to fund future capital expenditures of its utilities. The absence of the Company's utility operations in Rio Rancho will not have a material effect upon the consolidated financial position or results of operations of the Company. In 1994, the Company's Rio Rancho utility had revenues of $11.6 million.

          In January 1995, United Water New York issued $12 million of 8.98% senior notes, the proceeds of which were used to reduce short-term borrowings.

          In December 1994, United Waterworks entered into a medium-term note program that will enable United Waterworks to issue up to $75 million of debt with terms ranging from 9 months to 30 years. The interest rates will be set as notes are issued under the program. In February 1995, United Waterworks issued the first $10 million of notes under this program, at a rate of 8.84%, with the full amount maturing in 2025. The proceeds were used to redeem outstanding notes payable.

          In June 1995, United Waterworks issued $25 million of 6.20% tax-exempt Water Revenue Bonds, due 2025, through the Delaware Economic Development Authority. The proceeds will be used to fund capital improvements of United Water Delaware (a subsidiary of United Waterworks) over the next three years.

          In August 1995, United Waterworks issued $20 million of 6.35% tax-exempt Water and Sewer Revenue Bonds, due 2025, through the City of Jacksonville, Florida. The proceeds will be used to fund capital improvements of United Water Florida (a subsidiary of United Waterworks).

- -------------------------------

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

          At June 30, 1995, United Water had cash and cash equivalents of $6.1 million and unused short-term bank lines of credit of $138.7 million.
Management expects that unused credit lines currently available, cash flows from operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

RATE MATTERS
- ------------

          The profitability of United Water's regulated utilities is, to a large extent, dependent upon adequate and timely rate relief. The Company anticipates that the regulatory authorities that have jurisdiction over its utility operations will allow the Company's regulated utilities to earn a reasonable return on their utility investments.

          The Company's regulated utilities received twelve rate awards in 1994, representing an aggregate annual rate revenue increase of $8.1 million. An estimated $3.2 million of this amount was reflected in 1994's revenues while the remaining $4.9 million of carryover impact of the rate awards received in 1994 is expected to increase revenues in 1995. Seven rate settlements were awarded to the Company's regulated utilities during 1995 with an aggregate annual rate revenue increase of $3.6 million. An estimated $2.8 million of this amount will be reflected in 1995's revenues.

          At the end of June 30, 1995, there were two rate cases pending in which the Company has requested an aggregate annual rate increase of $4.6 million. Only a portion of the rate increase, if received in 1995, will affect revenues in 1995. Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested. The Company expects to file additional rate cases in 1995, but does not expect that those rate awards, if received in 1995, will have a significant impact on revenues in 1995.

          In October 1993, a rate increase of approximately 3.1%, or $3.5 million, became effective for United Water New Jersey, the Company's largest utility subsidiary. This increase resulted from the settlement of a dispute involving a transfer of land from United Water New Jersey to United Properties. The increase has had no effect on United Water's cash flows because offsetting credits related to the settlement and included in accrued customer benefits are being applied to customer bills until late 1995.

          In July 1995, United Water New Jersey applied to the New Jersey Board of Public Utilities for an 8.8% increase in their water rates. The increase would generate $10.4 million of annual revenues necessary to meet higher operations and maintenance costs.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995
- --------------------------------------------------------

OVERVIEW

          United Water's net income applicable to common stock for the second quarter of 1995 was $7.6 million, a decrease of 2.2% from $7.7 million in the comparable period in 1994. Net income per common share for the second quarter of 1995 was 24 cents as compared to 28 cents for the same period last year. The decline in net income per share is mainly due to a 14% increase in the average number of common shares outstanding for the period.

REVENUES

          The $1.2 million, or 1.4%, increase in revenues from the same period in 1994 was attributable to the following factors:

          (thousands of dollars)                  Increase (Decrease)
          -----------------------------------------------------------
          Utilities:
             Rate awards                          $ 2,747      3.3%
             Consumption                           (1,164)    (1.4%)
             Growth                                   558       .7%
          Real estate                              (1,724)    (2.1%)
          Other operations                            756       .9%
          -----------------------------------------------------------
                                                  $ 1,173      1.4%
          -----------------------------------------------------------

          Revenue increases following rate case settlements in several United Waterworks companies were partially offset by lower water consumption due to unfavorable weather conditions in several service areas. Due to the absence of property sales in 1995, real estate revenues decreased as compared to the same period in 1994. The increase in operating revenues from other operations was attributable to a service contract with the city of Hoboken, which commenced in July 1994. Under this contract, the Company operates and manages the city's water distribution system.

COSTS AND EXPENSES

          The increase in operating expenses from the same period in 1994 is due to the following:

          (thousands of dollars)                  Increase (Decrease)
          -----------------------------------------------------------
          Operation and maintenance              ($1,197)     (3.0%)
          Depreciation and amortization              934      13.7%
          General taxes                              848       7.4%

          The decrease in operation and maintenance expenses was due to a $2.1 million decrease in the cost of property sold relating to a land sale in 1994. This was partially offset by approximately $600,000 of costs related to the service contract with the city of Hoboken.

          The increase in depreciation and amortization was primarily due to amortization attributable to the service contract in Hoboken and a one time depreciation adjustment in 1994 on contributed plant.

          General taxes increased due to higher real estate and franchise taxes.

- --------------------------------------------------------

INTEREST AND OTHER

          The increase in interest expense of $1.0 million, or 10.5%, was primarily due to additional long term debt and an increase in short term borrowings in 1995 as compared to 1994.

INCOME TAXES

          The effective income tax rates on income before preferred and preference stock dividends were 33.9% and 36.4% in the second quarter of 1995 and 1994, respectively. The decrease in the effective tax rate is primarily attributable to a favorable settlement by the Company's real estate subsidiary pertaining to a tax matter.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995
- ------------------------------------------------------

OVERVIEW

          United Water's net income applicable to common stock for the six months ended June 30, 1995 was $8.4 million, a decrease of 16.9% from $10.1 million in the comparable period in 1994. Net income per common share was 27 cents as compared to 41 cents for the same period last year. Earnings for the six months ended June 30, 1995 fully reflect the April 1994 Merger with GWC Corporation compared to 1994 which included only three months of combined operations. Earnings in 1994 reflected the first quarter award of $2.8 million in escrow monies to the Company's real estate subsidiary, United Properties Group, following a foreclosure settlement. Earnings per share for the six months ended June 30, 1995 decreased as compared to 1994 due to the absence of a comparable real estate transaction as well as an increase in the average number of shares outstanding due to the Merger.

REVENUES

          The $33.6 million, or 27.6%, increase in revenues from the same period in 1994 was attributable to the following factors:


          (thousands of dollars)                  Increase (Decrease)
          -----------------------------------------------------------
          Utilities:
               Merger with GWC                    $30,357     25.0%
               Rate awards                          3,237      2.6%
               Consumption                         (1,028)    (0.8%)
               Growth                                 573      0.5%
               Other                                 (245)    (0.2%)
          Real estate                              (1,972)    (1.6%)
          Other operations                          2,641      2.1%
          -----------------------------------------------------------
                                                  $33,563     27.6%
          -----------------------------------------------------------

          The increased revenues for the six months ended June 30, 1995 fully reflects the Merger with GWC as compared to only three months of combined operations in 1994. Rate case settlements for several United Waterworks companies provided additional revenues offset in part by lower consumption due to unfavorable weather conditions in several service areas. Due to the absence of real estate sales in 1995, real estate revenues decreased as compared to the same period in 1994. The increase in operating revenues from other operations was attributable to a service contract with the city of Hoboken, which commenced in July 1994, as well as increases in environmental testing and meter installation contracts. Under the service contract, the Company operates and manages the city's water distribution system.

COSTS AND EXPENSES

          The increase in operating expenses from the same period in 1994 is due to the following:


                                                 Total           Effect of     Net of Merger
          thousands of dollars)                 Increase          Merger    Increase (Decrease)
          -------------------------------------------------------------------------------------

          Operation and maintenance        $15,484      25.2%     $16,162     ($678)    (1.1%)
          Depreciation and amortization      4,945      47.5%       3,704     1,241     11.9%
          General taxes                      5,469      29.0%       3,753     1,716      9.1%
          -------------------------------------------------------------------------------------

          The decrease in operation and maintenance expenses, excluding the impact of the Merger with GWC, was due to a $2.4 million decrease in the cost of properties sold relating to land sales in 1994 partially offset by $1.2

- ------------------------------------------------------

million of costs related to the service contract with the city of Hoboken and costs pertaining to the additional environmental testing and meter installation contracts.

          The increase in depreciation and amortization, net of the effect of the Merger, was primarily due to amortization attributable to the service contract in Hoboken and a one time depreciation adjustment in 1994 on contributed plant.

          General taxes increased due to higher real estate and franchise taxes.

INTEREST AND OTHER

          The increase in interest expense of $5.9 million, or 38.3%, was predominantly due to the Merger, additional long term debt and an increase in short term borrowings in 1995 as compared to 1994. Other income decreased $3.0 million, or 88.0%, primarily due to the award of $2.8 million in escrow monies to United Properties following a foreclosure settlement in 1994.

INCOME TAXES

          The effective income tax rates on income before preferred and preference stock dividends were 34.9% and 36.2% in the six months ended 1995 and 1994, respectively. The decrease in the effective tax rate is primarily attributable to a favorable settlement by the Company's real estate subsidiary pertaining to a tax matter.

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

                        PART  II  -  OTHER  INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

          Three suits were filed by Safas Corporation, New Regime Company and Aircraft Engineering Products against United Water, Dundee Water Power & Land Co. (Dundee) and United Water New Jersey in September and November 1994 and May 1995 in the Superior Court of New Jersey - Passaic County. The suits allege that the plaintiffs suffered property damages as a result of an alleged breach in a berm surrounding the Dundee Canal, allowing water to escape. The Dundee Canal is the property of Dundee, a corporation of which United Water owns 50% of the outstanding common stock. While an assessment of the property damages being alleged has not yet been completed, it is believed that such claims will be in excess of $500,000. The plaintiffs in the Safas and New Regime suits have voluntarily dismissed United Water and United Water New Jersey from its action, having been provided satisfactory evidence by the Company regarding its status as a shareholder in Dundee. The Company intends to pursue a similar dismissal with counsel for Aircraft Engineering Products. The Company is of the opinion that it, United Water New Jersey and Dundee have adequate insurance to cover claims of this nature. United Water is undertaking a continuing investigation of the claims in conjunction with the North Jersey District Water Supply Commission, the other 50% co-owner of Dundee.

          United Waterworks owns a utility subsidiary which provides water and wastewater services to customers in Rio Rancho, New Mexico. The City of Rio Rancho (the City) notified United Waterworks that it intended to acquire the Company's utility operations in Rio Rancho, and on October 28, 1994 commenced condemnation proceedings in the Thirteenth Judicial District, Sandoval County. On December 15, 1994, the City filed an Application for Immediate Possession of the Company's utility system in Rio Rancho. Hearings were held on the Application, and on March 30, 1995 the court entered an Order For Immediate Possession (the Order). The Order allowed the City to take possession on June 30, 1995 upon depositing $53 million with the court. On April 19, 1995, the City and the Company's utility subsidiary entered into a Stipulation in settlement of the condemnation action. Under the Stipulation, the City will pay the Company $69 million plus the amount of net capital additions made to the water and wastewater systems by the Company in 1995. The City has made the deposits required pursuant to the Stipulation and Order, and on June 30, 1995, the City assumed possession of the operations of the utility subsidiary. In July 1995, pursuant to the Stipulation, the Company has withdrawn approximately $35 million of the $69 million deposited by the City. The balance will be released to the Company upon the satisfaction of certain conditions contained in the Stipulation, including a requirement that no legal proceedings will exist which could interfere with the City's ownership or operation of the utility systems. The approval by the New Mexico Public Utilities Commission is required for the Company to relinquish service, and a hearing for that purpose is likely to be held in August 1995. The Company expects the transfer to be completed in the third quarter of 1995. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

          United Water Delaware (formerly Wilmington Suburban Water Corporation), a subsidiary of United Waterworks, is the subject of a Criminal Violation Notice issued by New Castle County, Delaware Department of Public Works (the Notice). The Notice, dated April 15, 1992, describes the violation as being an illegal placement of fill in a floodplain in contravention of the New Castle County Zoning and Drainage Codes. United Water Delaware alleges that the illegal fill was placed on land it owns by one or more third parties without the knowledge or approval of United Water Delaware. The management of United Water Delaware has responded to the Notice by engaging hydrogeological engineers to investigate the feasibility of a mitigation and remediation plan which would be consistent with the appropriate County Ordinances. Violation notice forms also were issued to other similarly situated property owners, and United Water Delaware has taken part in many discussions concerning the level of participation by all such parties in a remediation. United Water Delaware has met with the New Castle County authorities and presented a plan to partially remediate the fill. An application for approval of this plan was

- -----------------

submitted to the New Castle County Department of Planning on May 26, 1995. It is expected that the County will accept this proposal. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

          On October 28, 1994, IU International Corporation (IU) filed suit in the Superior Court of the State of Delaware against United Waterworks alleging breach of contract and seeking reimbursement from United Waterworks of more than $3 million, as well as interest thereon. IU's claim is based on certain tax indemnifications that were part of a stock purchase agreement entered into by IU, Lyonnaise American Holding, Inc. (LAH), United Waterworks and GWC in connection with the 1982 purchase of 50% of the outstanding common stock of United Waterworks by LAH. On June 16, 1995, United Waterworks, LAH and IU entered into a settlement agreement pursuant to which United Waterworks agreed to pay IU $800,000 on the date of execution of such agreement. In addition, United Waterworks agreed to pay IU an additional amount of up to approximately $1.15 million plus interest thereon (such interest commencing as of September 15, 1993) at United Waterworks' average short-term borrowing rate. Such payments become due in the event and at the time that certain tax benefits previously claimed by United Waterworks with respect to its 1992 tax year are determined to be allowable by the Internal Revenue Service. On June 16, 1995, United Waterworks paid $800,000 to IU. Pursuant to the settlement agreement, on June 30, 1995, the parties filed with the court a stipulation of dismissal dismissing the lawsuit with prejudice. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

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



                                    UNITED  WATER  RESOURCES  INC.
                                    ------------------------------
                                              (Registrant)



Date:  August 14, 1995              By    JOHN J. TURNER
       ---------------                ------------------
                                          (Signature)
                                         John J. Turner
                                           Treasurer

                                    DULY  AUTHORIZED  AND  CHIEF
                                        ACCOUNTING  OFFICER