Form 10-Q
period 1995-09-30
UNITED WATER RESOURCES INC
filed 1995-11-14
CIK 715969

                                UNITED  STATES
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D. C. 20549

                                  FORM  10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1995
                               -------------------------

                                      OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          New Jersey                                     22-2441477
----------------------------------              -------------------------------
 (State or other Jurisdiction                         I.R.S. Employer
      of Incorporation)                              (Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
--------------------------------------------------------------------------------
              (Address of principal executive office) (zip code)


                                 201-784-9434
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes     X      No __________
                                                     ---------


Common shares of stock outstanding as of October 31, 1995   32,515,422
                                                           -----------

                       PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (THOUSANDS OF DOLLARS)

                                                                   SEPTEMBER 30,           DECEMBER 31,
                                                                       1995                    1994
                                                                   -------------           ------------

                                                                     (UNAUDITED)
ASSETS
------
UTILITY PLANT, including $15,136 and $24,505 under construction       $1,316,397             $1,272,446
  LESS accumulated depreciation                                          251,308                235,962
                                                                      ----------             ----------
                                                                       1,065,089              1,036,484
                                                                      ----------             ----------

UTILITY PLANT ACQUISITION ADJUSTMENTS, NET                                72,597                 73,444
                                                                      ----------             ----------

REAL ESTATE AND OTHER INVESTMENTS, less accumulated
  depreciation of $14,979 and $12,430                                    110,152                107,315
                                                                      ----------             ----------

CURRENT ASSETS:
  Cash and cash equivalents                                                7,298                  9,840
  Restricted cash                                                         56,839                 30,227
  Accounts receivable and unbilled revenues, net                          70,140                 59,292
  Prepaid and other current assets                                        15,944                 13,425
                                                                      ----------             ----------
                                                                         150,221                112,784
                                                                      ----------             ----------
DEFERRED CHARGES AND OTHER ASSETS:
  Recoverable income taxes                                                44,627                 48,295
  Prepaid and deferred employee benefits                                  27,816                 24,290
  Unamortized debt expense                                                26,367                 25,253
  Other deferred charges and assets                                       34,034                 29,562
                                                                      ----------             ----------
                                                                         132,844                127,400
                                                                      ----------             ----------
                                                                      $1,530,903             $1,457,427
                                                                      ==========             ==========

CAPITALIZATION AND LIABILITIES
------------------------------
CAPITALIZATION:
  Common stock and retained earnings                                  $  358,489             $  350,495
  Preferred stock without mandatory redemption                             9,000                  9,000
  Preferred stock with mandatory redemption                               54,416                 54,696
  Preference stock, convertible, with mandatory redemption                43,638                 43,477
  Long-term debt                                                         559,419                505,204
                                                                      ----------             ----------
                                                                       1,024,962                962,872
                                                                      ----------             ----------
CURRENT LIABILITIES:
  Notes payable                                                           38,500                 76,450
  Preferred stock and long-term debt due within one year                  13,162                 10,246
  Accounts payable and other accruals                                     31,913                 36,541
  Accrued taxes                                                           31,359                 28,744
  Accrued customer benefits                                                1,167                  3,707
  Accrued interest and other current liabilities                          18,833                  9,876
                                                                      ----------             ----------
                                                                         134,934                165,564
                                                                      ----------             ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes and investment tax credits                       159,411                163,020
  Customer advances for construction                                      29,564                 30,459
  Contributions in aid of construction                                   125,144                115,642
  Other deferred credits and liabilities                                  56,888                 19,870
                                                                      ----------             ----------
                                                                         371,007                328,991
                                                                      ----------             ----------
                                                                      $1,530,903             $1,457,427
                                                                      ==========             ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED INCOME
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                  FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                  --------------------      -------------------
                                                  ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                  -------------------       -------------------
                                                    1995        1994*         1995        1994*
                                                    ----        ----          ----        ----
OPERATING REVENUES                                $ 96,384    $ 93,487     $ 251,359   $ 214,899
                                                  --------    --------     ---------   ---------

OPERATING EXPENSES:
 Operation and maintenance                          40,840      40,223       117,743     101,642
 Depreciation and amortization                       7,347       7,383        22,704      17,795
 General taxes                                      13,086      12,347        37,402      31,194
                                                  --------    --------     ---------   ---------

  TOTAL OPERATING EXPENSES                          61,273      59,953       177,849     150,631
                                                  --------    --------     ---------   ---------

OPERATING INCOME                                    35,111      33,534        73,510      64,268
                                                  --------    --------     ---------   ---------

INTEREST AND OTHER EXPENSES:
 Interest expense, net of amount capitalized        10,542      10,071        32,006      25,591
 Allowance for funds used during construction         (490)       (242)       (1,500)       (906)
 Preferred stock dividends of subsidiaries             573         578         1,725       1,740
 Other income, net                                    (454)     (1,660)         (868)     (5,116)
                                                  --------    --------     ---------   ---------
  TOTAL INTEREST AND OTHER EXPENSES                 10,171       8,747        31,363      21,309
                                                  --------    --------     ---------   ---------

INCOME BEFORE INCOME TAXES                          24,940      24,787        42,147      42,959

PROVISION FOR INCOME TAXES                           9,348       9,497        15,757      16,502
                                                  --------    --------     ---------   ---------

NET INCOME                                          15,592      15,290        26,390      26,457

Preferred and preference stock dividends             1,198       1,196         3,594       2,257
                                                  --------    --------     ---------   ---------

NET INCOME APPLICABLE TO COMMON STOCK             $ 14,394    $ 14,094     $  22,796   $  24,200
                                                  ========    ========     =========   =========

AVERAGE COMMON SHARES OUTSTANDING (THOUSANDS)       32,202      30,625        31,798      26,463

NET INCOME PER COMMON SHARE                          $0.45       $0.46         $0.72       $0.91
                                                     =====       =====         =====       =====

DIVIDENDS PER COMMON SHARE                           $0.23       $0.23         $0.69       $0.69
                                                     =====       =====         =====       =====



  The accompanying notes are an integral part of these consolidated financial statements.

*Certain items have been reclassified to conform with current year classifications.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ---------------------------------------
                                                                                     1995        1994*
                                                                                    ------      -------
OPERATING ACTIVITIES:
NET INCOME                                                                         $ 26,390   $ 26,457
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization                                                     23,278     18,753
   Deferred income taxes and investment tax credits, net                             (3,609)     7,150
   Gain from release of security deposit on real estate settlement                       --     (2,811)
   Allowance for funds used during construction (AFUDC)                              (1,500)      (906)
   Changes in assets and liabilities, net of effect of Merger:
       Accounts receivable and unbilled revenues                                    (10,848)   (17,351)
       Prepaid and other current assets                                              (2,519)     1,570
       Prepaid and deferred employee benefits                                        (3,526)    (2,836)
       Recoverable income taxes                                                       3,668       (671)
       Accounts payable and other accruals                                           (5,384)    (2,797)
       Accrued taxes                                                                  2,907     (1,227)
       Accrued interest and other current liabilities                                 1,082     (3,540)
       Accrued customer benefits                                                     (2,540)    (2,283)
       Other, net                                                                    (5,103)    (6,428)
                                                                                   --------   --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                         22,296     13,080
                                                                                   --------   --------

INVESTING ACTIVITIES:
   Additions to utility plant (excludes AFUDC)                                      (47,306)   (31,435)
   Additions to real estate and other properties                                     (3,397)    (4,520)
   Acquisition of GWC, net of cash received                                              --     (5,059)
   Investment in Hoboken service contract                                                --     (5,500)
   Change in restricted cash                                                        (26,612)    12,981
   Proceeds from Rio Rancho transfer                                                 35,330         --
                                                                                   --------   --------
   NET CASH USED IN INVESTING ACTIVITIES                                            (41,985)   (33,533)
                                                                                   --------   --------

FINANCING ACTIVITIES:
   Change in notes payable                                                          (37,950)    41,350
   Additional long-term debt                                                         67,000     69,006
   Reduction in preferred stock and long-term debt                                   (9,990)   (95,561)
   Issuance of common stock                                                          14,999     18,064
   Dividends on common stock                                                        (21,925)   (18,704)
   Dividends on preferred and preference stock                                       (3,594)    (2,257)
   Net contributions and advances for construction                                    8,607      2,522
                                                                                   --------   --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                         17,147     14,420
                                                                                   --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (2,542)    (6,033)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      9,840      8,933
                                                                                   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  7,298   $  2,900
                                                                                   ========   ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest (net of amount capitalized)                                        $ 30,350   $ 20,920
       Income taxes                                                                   8,312      4,063

  The accompanying notes are an integral part of these consolidated financial statements.

*Certain items have been reclassified to conform with current year classifications.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


NOTE 1 - GENERAL
----------------

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

NOTE 2 - SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION
-----------------------------------------------------

          On April 22, 1994, United Water and GWC Corporation (GWC) merged (the Merger), with United Water as the surviving corporation. The acquisition was accounted for as a purchase, and the financial results of the former subsidiaries of GWC are included in the Company's financial results beginning April 1, 1994. The following condensed income statement information for the period ended September 30, 1995 and the pro forma income statement for the period ended September 30, 1994 are presented for comparative purposes. The unaudited pro forma September 30, 1994 income statement gives effect to the Merger as if it had occurred at the beginning of that period. Pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results.

INCOME STATEMENT INFORMATION FOR THE NINE MONTHS ENDED:

                                                            (unaudited)
                                                           SEPTEMBER 30,
                                                           -------------
                                                          1995           1994
                                                      --------        --------
                                                      (actual)      (pro forma)
Operating revenues                                    $251,359       $244,095

Operating income                                        73,510         70,272

Net income applicable to common stock                   22,796         24,034

Net income per common share                              $0.72          $0.80

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

MERGER
------

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

GENERAL
-------

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

          United Properties Group (United Properties), United Water's real estate subsidiary, is a non-regulated business engaged in real estate investment and development activities, including commercial office and retail properties, residential and commercial land development, golf course operations and consulting services. It owns a portfolio of real estate located in New Jersey, New York, Pennsylvania, Idaho, Delaware and Arkansas. United Properties also provides consulting and advisory services in support of the real estate assets of the other United Water companies.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          Net capital expenditures are generally incurred by United Water's utility subsidiaries in connection with the normal upgrading and expansion of existing water and wastewater facilities and to comply with existing environmental regulations. United Water considers its utility plant to be adequate and in good condition. However, the Company is projecting higher levels of capital expenditures during the next five years due to the addition of new, or expansion of existing, water treatment and source of supply facilities by United Waterworks' utility subsidiaries. These capital expenditures are necessary to meet growth requirements and to comply with environmental laws and regulations. Excluding the effects of inflation, the net capital expenditures of United Water's utility subsidiaries are projected to aggregate $287 million over the next five years, including $53.7 million and $56.6 million, respectively, in 1995 and 1996. This total consists of $207 million for United Waterworks and $74 million for United Water New Jersey and United Water New York. The expenditures related to compliance with environmental laws and regulations are estimated to be approximately 25% of the projected net capital expenditures over the 1995-1999 period. To the best of management's knowledge, the Company is in compliance with all major environmental laws and regulations.

-------------------------------

          United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York are parties to a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of September 30, 1995, $56.8 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

          United Waterworks owns a utility subsidiary which provides water and wastewater services to customers in Rio Rancho, New Mexico. In December 1994, the city of Rio Rancho (the City) filed an Application for Immediate Possession of the Company's utility system in Rio Rancho. Hearings were held on the Application, and on March 30, 1995 the court entered an Order For Immediate Possession (the Order). The Order allowed the City to take possession on June 30, 1995 upon depositing $53 million with the court. In April 1995, the City and the Company's utility subsidiary entered into a stipulation in settlement of the condemnation action (the Stipulation) whereby the City will deposit and pay the Company $69 million for its utility operations in New Mexico plus the amount of net capital additions made to the water and wastewater systems by the Company in 1995. The City made the deposits required pursuant to the Order and Stipulation, and on June 30, 1995, the City assumed possession of the operations of the utility subsidiary. As of September 1995, in accordance with the agreement, the Company has withdrawn approximately $35 million of the $69 million. The Company used the proceeds to repay a portion of its outstanding notes payable. For financial reporting purposes, this sale has not been recognized as of September 30, 1995. Accordingly, the remaining proceeds of $34 million in deposit with the Court are not included in the Company's assets at September 30, 1995. See Part II, Legal Proceedings, for further discussion. United Water plans to utilize the proceeds to fund future capital expenditures of its utilities. The absence of the Company's utility operations in Rio Rancho will not have a material effect upon the consolidated financial position or results of operations of the Company. In 1994, the Company's Rio Rancho utility had revenues of $11.6 million.

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


 .

-------------------------------

          United Properties currently expects to spend $18.6 million over the next five years for capital expenditures on its existing real estate portfolio. Expenditures in 1995 and 1996 are projected to be $3.6 million and $7.0 million, respectively. Funding for these expenditures is anticipated to come from operations, including the sales of properties and the operation of existing commercial properties and golf courses, and from the proceeds of new financings.

          At September 30, 1995, United Water had cash and cash equivalents of $7.3 million and unused short-term bank lines of credit of $166.2 million. Management expects that unused credit lines currently available, cash flows from operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

RATE MATTERS
------------

          The profitability of United Water's regulated utilities is, to a large extent, dependent upon adequate and timely rate relief. The Company anticipates that the regulatory authorities that have jurisdiction over its utility operations will allow the Company's regulated utilities to earn a reasonable return on their utility investments.

          The Company's regulated utilities received twelve rate awards in 1994, representing an aggregate annual revenue increase of $8.1 million. An estimated $3.2 million of this amount was reflected in 1994's revenues while the remaining $4.9 million of carryover impact of the rate awards received in 1994 is expected to increase revenues in 1995. Eight rate settlements were awarded to the Company's regulated utilities during 1995 with an aggregate annual rate revenue increase of $4.3 million. An estimated $3.1 million of this amount will be reflected in 1995's revenues.

          At September 30, 1995, there were two rate cases pending in which the Company has requested an aggregate annual rate increase of $12.5 million.
United Water New Jersey applied to the New Jersey Board of Public Utilities
(BPU) for an 8.8%, or $10.4 million, increase in their annual revenues to meet higher operation and maintenance costs. A decision on this application is not anticipated until the spring of 1996. In the other pending rate case United Water Toms River and the BPU have reached a settlement that would provide for an annual revenue increase of $1.0 million with an opportunity to file for a Phase II rate increase in 1996. A decision on this case is expected in November but will have a minimal impact on revenues in 1995.

          The Company expects to file additional rate cases in 1995, but does not expect that they will have any impact on 1995 revenues.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995
-------------------------------------------------------------

OVERVIEW

          United Water's net income applicable to common stock for the third quarter of 1995 was $14.4 million, up 2.1% from $14.1 million in the comparable period in 1994. Net income per common share for the third quarter of 1995 was 45 cents as compared to 46 cents for the same period last year. The decline in net income per share is mainly due to a 5% increase in the average number of common shares outstanding for the period.

REVENUES

          The $2.9 million, or 3.1%, increase in revenues from the same period in 1994 was attributable to the following factors:

          (thousands of dollars)                 Increase (Decrease)
          --------------------------------------------------------------
          Utilities:
            Transfer of New Mexico operations    ($3,308)        (3.5%)
            Consumption                            3,123          3.3%
            Rate awards                            2,160          2.3%
            Growth                                   508          0.5%
            Other                                    121          0.1%
          Real estate                                523          0.6%
          Other operations                          (230)        (0.2%)
          --------------------------------------------------------------
                                                 $ 2,897          3.1%
          --------------------------------------------------------------

          Utility revenues were higher in the third quarter of 1995 due to higher consumption resulting from favorable weather conditions in several service areas as well as increases following rate case settlements in several companies. These increases were partially offset by the discontinuance of utility operations in Rio Rancho, New Mexico on June 30, 1995. Real estate revenues increased in 1995 due to the absence of property sales in the same period in 1994.

OPERATING EXPENSES

          The increase in operating expenses from the same period in 1994 is due to the following:

          (thousands of dollars)                  Increase (Decrease)
          --------------------------------------------------------------
          Operation and maintenance                 $617          1.5%
          Depreciation and amortization              (36)        (0.5%)
          General taxes                              739          6.0%
          --------------------------------------------------------------

          The increase in operation and maintenance expenses in 1995 over 1994 was due primarily to operating expenses incurred as a result of the higher level of consumption. Cost of property sold relating to land sales increased in 1995 due to the absence of property sales in the same period in 1994.

          The decrease in depreciation and amortization was primarily due to the effect of the discontinuance of utility operations in New Mexico.

          General taxes increased primarily due to higher real estate and franchise taxes in utility operations.

-------------------------------------------------------------

INTEREST EXPENSE

          The increase in interest expense of $471,000, or 4.7%, was primarily due to additional long term debt in 1995 as compared to 1994.

OTHER INCOME

          Other income decreased $1.2 million, or 72.7%, due to the write off of costs associated with an unconsummated business venture in 1995 in addition to a non-recurring gain on the sale of a wastewater transmission facility in Pine Bluff, Arkansas in 1994. These were offset in part by interest income generated from the Rio Rancho, New Mexico escrow deposit and a favorable settlement of a legal dispute at United Water Toms River.

INCOME TAXES

          The effective income tax rates on income before preferred and preference stock dividends were 36.6% and 37.4% in the third quarter of 1995 and 1994, respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995
------------------------------------------------------------

OVERVIEW

          United Water's net income applicable to common stock for the nine months ended September 30, 1995 was $22.8 million, a decrease of 5.8% from $24.2 million in the comparable period in 1994. Net income per common share was 72 cents as compared to 91 cents for the same period last year. Earnings for the nine months ended September 30, 1995 fully reflect the April 1994 Merger with GWC Corporation compared to 1994 which included only six months of combined operations. Earnings in 1994 reflected the first quarter pre-tax award of $2.8 million in escrow monies to the Company's real estate subsidiary, United Properties Group, following a foreclosure settlement. Earnings per share for the nine months ended September 30, 1995 decreased as compared to 1994 due to the absence of a comparable real estate transaction as well as a 20% increase in the average number of shares outstanding due to the Merger and shares issued under the Company's dividend reinvestment and stock purchase plans.

REVENUES

          The $36.5 million, or 17.0%, increase in revenues from the same period in 1994 was attributable to the following factors:

          (thousands of dollars)                  Increase (Decrease)
          --------------------------------------------------------------
          Utilities:
             Merger with GWC                       $30,357        14.1%
             Rate awards                             5,397         2.5%
             Transfer of New Mexico operations      (3,308)       (1.5%)
             Consumption                             2,095         1.0%
             Growth                                  1,081         0.5%
             Other                                    (124)       (0.1%)
          Real estate                               (1,449)       (0.6%)
          Other operations                           2,411         1.1%
          --------------------------------------------------------------
                                                   $36,460        17.0%
          --------------------------------------------------------------


          The increased revenues for the nine months ended September 30, 1995 fully reflects the Merger with GWC as compared to only six months of combined operations in 1994. Rate case settlements for several companies as well as higher consumption due to favorable weather conditions in several service areas provided additional revenues. These increases were partially offset by the discontinuance of utility operations in Rio Rancho, New Mexico. Real estate revenues were lower as compared to the same period in 1994 primarily due to a $2.1 million decrease in property sales partially offset by increases in revenues from golf course operations and rental properties. The increase in operating revenues from other operations was attributable to a service contract with the city of Hoboken, which commenced in July 1994, as well as increases in environmental testing contracts.

OPERATING EXPENSES

          The increase in operating expenses from the same period in 1994 is due to the following:

                                                 Total             Effect of       Net of Merger
          (thousands of dollars)                 Increase            Merger      Increase (Decrease)
          -------------------------------------------------------------------------------------------------
          Operation and maintenance        $16,101      15.8%      $16,162        ($61)      (0.1%)
          Depreciation and amortization      4,909      27.6%        3,704       1,205        6.8%
          General taxes                      6,208      19.9%        3,753       2,455        7.9%
          -------------------------------------------------------------------------------------------------

------------------------------------------------------------

          The decrease in operation and maintenance expenses, excluding the impact of the Merger with GWC, was due to a $2.1 million decrease in the cost of properties sold relating to land sales in 1994 and a $1.2 million decrease due to the discontinuance of utility operations in New Mexico. These were partially offset by $1.2 million of costs related to the service contract with the city of Hoboken, costs pertaining to the additional environmental testing and meter installation contracts and additional operating expenses due to the higher level of consumption.

          The increase in depreciation and amortization, net of the effect of the Merger, was primarily due to amortization attributable to the service contract in Hoboken and a one time depreciation adjustment in 1994 on contributed plant.

          General taxes increased primarily due to higher real estate and franchise taxes in utility operations.

INTEREST EXPENSE

          The increase in interest expense of $6.4 million, or 25.1%, was predominantly due to the Merger, additional long term debt and an increase in short term borrowings in the first half of 1995 as compared to 1994.

OTHER INCOME

          Other income decreased $4.2 million, or 83.0%, primarily due to the award of $2.8 million in escrow monies to United Properties following a foreclosure settlement in 1994, a non-recurring gain from the sale of a wastewater transmission facility in Pine Bluff, Arkansas in 1994 and the write off of costs associated with an unconsummated business venture in 1995. These were offset in part by interest income generated by the $34 million New Mexico escrow deposit and a favorable settlement of a legal dispute at United Water Toms River.

INCOME TAXES

          The effective income tax rates on income before preferred and preference stock dividends were 35.9% and 36.9% in the nine months ended 1995 and 1994, respectively. The decrease in the effective tax rate is primarily attributable to a favorable settlement by the Company's real estate subsidiary pertaining to a tax matter.

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

                        PART  II  -  OTHER  INFORMATION


ITEM 1.        LEGAL PROCEEDINGS
--------------------------------

          Three suits were filed by Safas Corporation, New Regime Company and Aircraft Engineering Products against United Water, Dundee Water Power & Land Co. (Dundee) and United Water New Jersey in September and November 1994 and May 1995 in the Superior Court of New Jersey - Passaic County. The suits allege that the plaintiffs suffered property damages as a result of an alleged breach in a berm surrounding the Dundee Canal, allowing water to escape. The Dundee Canal is the property of Dundee, a corporation of which United Water owns 50% of the outstanding common stock. North Jersey District Water Supply Commission, the other 50% shareholder, has also been named as a defendant. Initially, the plaintiffs in the Safas and New Regime suits voluntarily dismissed United Water and United Water New Jersey without prejudice from their actions. In August, 1995 Safas and New Regime reinstituted their suits against United Water and United Water New Jersey. Plaintiffs, in the aggregate, seek damages of several million dollars. Both United Water's and the North Jersey District Water Supply Commission's respective policies of insurance name Dundee as an additional insured. The Company is of the opinion that it, United Water New Jersey and Dundee have adequate insurance to cover claims of this nature. United Water is undertaking a continuing investigation of the claims in conjunction with the North Jersey District Water Supply Commission.

          United Waterworks owns a utility subsidiary which provides water and wastewater services to customers in Rio Rancho, New Mexico. The City of Rio Rancho (the City) notified United Waterworks that it intended to acquire the Company's utility operations in Rio Rancho, and on October 28, 1994 commenced condemnation proceedings in the Thirteenth Judicial District, Sandoval County. On December 15, 1994, the City filed an Application for Immediate Possession of the Company's utility system in Rio Rancho. Hearings were held on the Application, and on March 30, 1995 the court entered an Order For Immediate Possession (the Order). The Order allowed the City to take possession on June 30, 1995 upon depositing $53 million with the court. On April 19, 1995, the City and the Company's utility subsidiary entered into a Stipulation in settlement of the condemnation action (the Stipulation). Under the Stipulation, the City will deposit and pay the Company $69 million plus the amount of net capital additions made to the water and wastewater systems by the Company in 1995. The City has made the deposits required pursuant to the Stipulation and Order, and on June 30, 1995, the City assumed possession of the operations of the utility subsidiary. As of September 1995, pursuant to the Stipulation, the Company has withdrawn approximately $35 million of the $69 million deposited by the City. The balance will be released to the Company upon the satisfaction of certain conditions contained in the Stipulation, including a requirement that no legal proceedings will exist which could interfere with the City's ownership or operation of the utility systems. The New Mexico Public Utilities Commission
(PUC) has ruled that its approval must be obtained before the Company may relinquish its systems to the City. A hearing for that purpose was held on September 28, 1995 and, following a hearing examiner's decision issued on October 23, 1995 which recommended against allowing the relinquishment of service by the Company, the Company sought, on October 25, 1995, a writ from the Supreme Court of New Mexico either compelling the PUC to act by a date certain or ordering that the PUC's action to review the condemnation transaction was beyond the scope of the PUC's authority. While the writ application was pending, the PUC issued a ruling on November 7, 1995, refusing to permit the Company to relinquish service. On November 8, 1995 the Supreme Court of New Mexico heard oral argument on the matter and ordered that the Company's application would be treated as a plenary appeal of the PUC's decision and further ordered that briefs be filed on the appeal by November 20, 1995. The Court further committed itself to an expeditious decision on the appeal.

          The Stipulation between the Company and the City provides that in the event the transaction has not been completed by October 30, 1995, the Stipulation shall terminate. In its writ application filed with the Supreme Court, the Company requested a stay of the Stipulation's termination pending resolution of the scope of the

-----------------

PUC's jurisdiction over the transaction. On October 30, 1995, the Supreme Court granted the Company's request for a stay, without hearing argument, but following its decision on November 8, the Court lifted its stay of the termination of the Stipulation. On November 9, 1995, the City notified the Company that it considered the Stipulation to be of no effect in light of the lifting of the stay and the Stipulation's having expired of its own terms.

          The Company plans to renew its request for a stay of the termination of the Stipulation by the Supreme Court and will file a brief arguing that the PUC's decision refusing to honor the agreement with the City is unlawful. Pending decision by the Supreme Court and possible other legal proceedings, the Company cannot predict the outcome of the transaction. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company

          United Water Delaware (formerly Wilmington Suburban Water Corporation), a subsidiary of United Waterworks, is the subject of a Criminal Violation Notice issued by New Castle County, Delaware Department of Public Works (the Notice). The Notice, dated April 15, 1992, describes the violation as being an illegal placement of fill in a floodplain in contravention of the New Castle County Zoning and Drainage Codes. United Water Delaware alleges that the illegal fill was placed on land it owns by one or more third parties without the knowledge or approval of United Water Delaware. The management of United Water Delaware has responded to the Notice by engaging hydrogeological engineers to investigate the feasibility of a mitigation and remediation plan which would be consistent with the appropriate County Ordinances. Violation notice forms also were issued to other similarly situated property owners, and United Water Delaware has taken part in many discussions concerning the level of participation by all such parties in a remediation. United Water Delaware has met with the New Castle County authorities and presented a remediation plan. An application for approval of this plan was submitted to the New Castle County Department of Planning on May 26, 1995 and the County accepted this proposal on September 1, 1995. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

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



                                    UNITED WATER RESOURCES INC.
                                    ---------------------------
                                            (Registrant)



Date:  November 14, 1995            By        JOHN J. TURNER
       -----------------              --------------------------------------
                                                (Signature)
                                              John J. Turner
                                                 Treasurer

                                         DULY AUTHORIZED AND CHIEF
                                             ACCOUNTING OFFICER