Form 10-K
period 1995-12-31
UNITED WATER RESOURCES INC
filed 1996-03-26
CIK 715969

                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            Washington, D.C.  20549

                                   FORM 10-K

        [  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                            -----------------
                                       OR

       [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period _______________ to _____________
                          Commission File No. 1-8586
                                              ------

                          UNITED WATER RESOURCES INC.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEW JERSEY                                  22-2441477
     ---------------------------                   ---------------------
      (State of incorporation)                        (I.R.S. Employer
                                                    Identification No.)

   200 OLD HOOK ROAD, HARRINGTON PARK, N.J.                07640
   ----------------------------------------             ------------
   (Address of principal executive office)               (Zip Code)


Registrant's telephone number, including area code:  201-784-9434
                                                     ------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                   Name of Each Exchange
     Title of Each Class                            on Which Registered
     -------------------                           ---------------------
Common Stock (No par value)                        New York Stock Exchange
Outstanding at February 29, 1996 - 32,954,565
                                   ----------

Securities registered pursuant to Section 12 (g) of the Act:  None
                                                             -----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  [ X ].     No  [   ].
                                               ----------      ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     At February 29, 1996, the registrant's Common Stock, no par value, held by non-affiliates had an aggregate market value of $ 302,829,203. See Item 13.
                                                 ------------

     The following document is incorporated by reference in this Form 10-K:

             United Water Resources Inc. Proxy Statement to be filed in connection with the Registrant's Annual Meeting tentatively to be held on May 13, 1996 as to Part III, items 10, 11, 12, and 13.

                                     PART I
                                     ------

ITEM 1.   BUSINESS
-------   --------

(A)  GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

     United Water Resources Inc. (United Water, or the Company) is a New Jersey corporation that was incorporated on February 25, 1983 and has its principal office at 200 Old Hook Road, Harrington Park, New Jersey 07640. On April 22, 1994, United Water completed a merger (the Merger) with GWC Corporation (GWC), in which United Water was the surviving corporation. GWC's principal assets included 100% of the stock of General Waterworks Corporation (now known as United Waterworks), which currently owns regulated water and wastewater utilities operating in 13 states, and a 25% indirect investment in JMM Operational Services, Inc. (JMM). JMM provides operations and management services to government and industry for water and wastewater treatment facilities. The Merger was accounted for under the purchase method of accounting. For a discussion of the Merger, see Note 2 to the consolidated financial statements in Item 8 below.

     United Water's principal utility subsidiaries, United Water New Jersey, United Water New York and the utility subsidiaries of United Waterworks, provide water and wastewater services to approximately two million people in 13 states, with more than half of the Company's utility operations located in northeastern New Jersey and southeastern New York. United Water New Jersey was incorporated by an act of the New Jersey Legislature in 1869. United Water New York was incorporated under the laws of New York in 1893 and is wholly-owned by United Water New Jersey. United Waterworks was incorporated under the laws of Delaware in 1942. Other significant wholly-owned subsidiaries of United Water include:
United Properties Group (United Properties), which is engaged in real estate activities, including commercial rentals, land development and sales, golf course operations and consulting services; Laboratory Resources, a network of environmental testing laboratories in New Jersey, Connecticut and Pennsylvania; and United Water Mid-Atlantic, whose subsidiaries own and operate water and wastewater systems.

--------------------------
NOTE: In addition to the historical information contained herein, this report contains a number of "forward-looking statements," within the meaning of the Securities Exchange Act of 1934. Such statements address future events and conditions concerning the adequacy of water supply and utility plant, capital expenditures, earnings on assets, resolution and impact of litigation, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those projected in such statements, by reason of factors including, without limitation, general economic conditions, competition, actions by regulators and other governmental authorities, and technological developments affecting the Company's operations, markets, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission, including this report.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

     See Note 14 to the consolidated financial statements in Item 8 below for segment information.

(C)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

     As a holding company, United Water does not conduct any business operations, except through its subsidiaries.

REGULATED UTILITY OPERATIONS
----------------------------

     The Company's principal business is providing water and wastewater services to the public at large in areas where its regulated utility subsidiaries possess franchises or other rights to provide such services. Its utility subsidiaries are subject to rate regulation, generally by the regulatory authorities in the states in which they operate.

     United Water New Jersey supplies water service to over 176,400 customers in 60 municipalities in the northeastern part of New Jersey, serving most of Bergen County and the northern part of Hudson County. The total population served is about 750,000 persons. United Water New Jersey is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). United Water New Jersey's principal source of water supply is the Hackensack River, with a watershed of 113 square miles, and is supplemented by water diversions from additional streams and rivers, by ground water supplies drawn from wells and by the purchase of water from contiguous water systems. United Water New Jersey also obtains stream flow benefits from its wholly-owned subsidiary, United Water New York, which owns and operates an impounding reservoir, Lake DeForest, on the Hackensack River in Rockland County, New York, and has available additional water supply from the Wanaque South Project. The Wanaque South Project, which was completed in 1987, is a joint undertaking of United Water New Jersey and the North Jersey District Water Supply Commission. United Water New Jersey has a 50% interest in the utility plant of the Wanaque South Project and is responsible for its proportionate share of operating expenses.

     United Water New York supplies water service to over 61,950 customers in Rockland County, New York, and is subject to rate regulation by the New York Public Service Commission (PSC). The total population served is about 250,000 persons. United Water New York's principal source of supply is derived from wells and surface supplies, including the Lake DeForest reservoir.

     United Waterworks is a holding company that provides water and wastewater services to a total of approximately 325,000 customers in 13 states through its regulated water and wastewater utility subsidiaries. The utility subsidiaries of United Waterworks serve a total population of about 875,000 persons. Its water utilities obtain water primarily from wells and surface supplies (lakes, ponds, reservoirs and streams), and in a few cases purchase water wholesale from adjoining water systems, generally owned by municipalities. United Waterworks' major water utility subsidiaries are generally not dependent upon water purchased from others, except that United Water New Rochelle, a wholly-owned subsidiary, purchases all of its water from an aqueduct system that is owned by and serves the City of New York. United Waterworks believes that its water utilities have adequate supplies of water for their present requirements, but anticipates making future capital expenditures to expand their sources of water supply, primarily through development of additional wells and expansion of other facilities, to provide for projected increases in future demand because of customer growth.

     Subsidiaries of United Water Mid-Atlantic own and operate several small water and wastewater utility systems that provide water supply, wastewater collection and wastewater transmission services to approximately 3,900 customers primarily in Vernon Township and Mt. Arlington, New Jersey. United Water Mid-Atlantic's subsidiaries are subject to regulation by the BPU.

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

     The following table sets forth information concerning United Water's water and wastewater utility operations, particularly the nine larger utilities which in 1995 accounted for 89.4% of United Water's utility customers, 90.6% of United Water's utility operating revenues and 86.4% of United Water's net investment in utility plant.

-------------------------------------------------------------------------
                                    # of Customers at         1995
Major Utility Operations              Dec. 31, 1995         Revenues
-------------------------------------------------------------------------
                                                         (in thousands)
   United Water New Jersey               176,425            $119,338
   United Water New York                  61,952              39,883
   United Waterworks Subsidiaries:
     United Water Florida                 47,551              20,492
     United Water Idaho                   54,476              19,938
     United Water Pennsylvania            45,025              18,827
     United Water New Rochelle            30,120              16,968
     United Water Delaware                31,123              14,521
     United Water Toms River              43,022              13,052
     United Water Arkansas                19,720               6,309
-------------------------------------------------------------------------
Subtotal                                 509,414             269,328
Other utility operations                  60,521              27,855
-------------------------------------------------------------------------
   Total utility operations              569,935            $297,183
-------------------------------------------------------------------------

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

          Customers.  In 1995, the Company's utility revenues were derived as
          ---------
follows: 62% from residential customers, 26% from commercial customers, 8% from industrial customers and 4% from fire protection customers. Of the Company's 547,715 water utility customers at December 31, 1995, 489,025 (89%) were residential customers, 52,132 (10%) were commercial customers and 6,558 (1%) were industrial customers. The Company also had 22,220 wastewater customers at December 31, 1995, many of whom were also water customers of the Company. The Company does not have a dependence on any single utility customer, since no single utility customer accounted for more than 10% of the Company's consolidated utility revenues in 1995.

          Capital Expenditures.  The Company's additions to utility plant were
          --------------------
$70,227,000 in 1995 as compared to $57,592,000 in 1994. For a discussion of the Company's capital expenditures, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, below.

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

          Governmental Acquisition.  In most of the states in which the Company
          ------------------------
has water or wastewater operations, there exists the right of governmental acquisition. The price to be paid under condemnation is usually determined in accordance with the eminent domain statutes of the state governing the taking of land or other property by condemnation, which statutes generally provide for the payment of a price which reflects the fair value of the condemned property. A condemnation action was commenced in 1994 against United Waterworks' water and wastewater utility in New Mexico. See Item 3, Legal Proceedings, below.

          Rate Matters.   The Company's utility subsidiaries are subject to
          ------------
regulation by state regulatory commissions (or, in one case, by a local authority) having jurisdiction over their respective service areas with regard to rates, services, safety, accounting, issuance of securities, changes in ownership, control or organization and other matters. The rates charged by the Company's utility subsidiaries are fixed by the regulatory authority having jurisdiction over each utility. The Company's present rate structure consists of various rate and service classifications. The profitability of the Company's utility subsidiaries is to a large extent dependent upon the timeliness and adequacy of the rate relief allowed by regulatory authorities. Accordingly, the Company maintains a centralized rate management staff which monitors expense increases, capital expenditures and other factors affecting the financial performance of its utility subsidiaries and prepares, files and litigates rate cases. In certain jurisdictions, procedures have been established by the utility regulatory authorities to permit a more rapid, and less costly, recovery of certain expense increases. The Company believes that all of its regulated utilities are in compliance in all material respects with those regulations.
For a discussion of rate increases granted the Company's utility subsidiaries in 1995, see Note 11 to the consolidated financial statements in Item 8, below.

NON-REGULATED OPERATIONS
------------------------

          Several of the Company's subsidiaries are engaged in activities which are not subject to regulation of rates, service and similar matters by state public utility commissions. The Company's principal non-regulated operations include United Properties, a subsidiary engaged in real estate activities, Laboratory Resources, a subsidiary that owns and operates a network of environmental testing laboratories, and a 50% investment in a joint venture partnership (the Partnership) with Lyonnaise American Holding (LAH) which, in turn, holds 50% of the common stock of JMM, an environmental technology and engineering firm.

          United Properties  United Properties is a non-regulated business
          -----------------
engaged in real estate investment and development activities, including commercial office and retail properties, residential and commercial land development and sales, golf course operations and consulting services. United Properties owns a portfolio of real estate located in New Jersey, New York, Pennsylvania, Delaware, Idaho and Arkansas. United Properties also provides consulting and advisory services in support of the real estate assets of the other United Water companies.

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

          Laboratory Resources  Laboratory Resources performs a wide range of
          --------------------
environmental analyses for consulting engineers, industry, public water suppliers, operators of wastewater treatment facilities and governmental agencies.

          Public-Private Partnerships  United Water is a leader in forming
          ---------------------------
public-private partnerships and similar arrangements in which municipalities retain ownership of their systems while the Company operates and maintains them. The Company entered into a public-private partnership with the city of Hoboken, New Jersey in July 1994. In late 1995, the Company won a bid to enter into a service contract with Jersey City, New Jersey, which, upon consummation, will involve the nation's largest private operation of a municipal water system.

EMPLOYEE RELATIONS
------------------

          The Company and its subsidiaries have approximately 1,400 employees. Subsidiaries of the Company are parties to agreements with labor unions covering approximately 540 employees at 9 locations. During the past five years, the Company has experienced no work stoppages. The Company considers its employee relations to be good.

ENVIRONMENTAL REGULATION
------------------------

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

          During 1986, the EPA issued revisions and a timetable for future revisions to its regulations which resulted in additional and more stringent standards under the SDWA. Although the Company projects that additional expenditures for utility plant will be required as a result of the 1986 amendments to the SDWA, it anticipates that regulatory authorities will allow a recovery of and return on any investment needed. Accordingly, the Company does not expect any significant adverse financial impact from these regulations on the Company's results of operations or financial condition.

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
     -----

          (Not applicable)


ITEM 2.  PROPERTIES
-------  ----------

REGULATED UTILITY OPERATIONS
----------------------------

          United Water's utility subsidiaries own, operate and maintain a total of 356 wells, 58 water treatment plants, with treatment capacities of up to 200 million gallons per day (MGD), 13 wastewater treatment plants, with treatment capacities of up to 3 MGD, and 202 ground and elevated storage tanks. The Company's utility subsidiaries also own numerous impounding basins, lift stations and purification stations, generally located on land owned by the respective subsidiaries. In addition, the Company's utility subsidiaries own a total of approximately 7,174 miles of water transmission and distribution mains and 280 miles of wastewater collection mains. The water mains and wastewater collection facilities are located in easements and rights-of-way on or under public highways, streets, waterways and other public places pursuant to statutes, municipal ordinances and permits from state and local authorities, or on or under property owned by the respective subsidiaries or occupied under property rights from the owners, which rights are deemed adequate for the purpose for which they are used. In addition, the Company's subsidiaries own pipelines, meters, services, fire hydrants, transportation vehicles, construction equipment, office furniture and equipment and computer equipment. United Water's subsidiaries own or lease office space at their respective locations.

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

NON-REGULATED OPERATIONS
------------------------

          United Properties owns approximately 2,300 acres of land held for sale or under development principally in New Jersey, New York and Pennsylvania and 549,050 square feet of office and retail properties. In addition, United Properties owns or holds interests in three golf properties in New Jersey.

          Laboratory Resources owns and operates three commercial testing laboratories in Teterboro, New Jersey; Brooklyn, Connecticut; and Bethlehem, Pennsylvania.

ITEM 3.  LEGAL  PROCEEDINGS
-------  ------------------

          Three suits were filed by Safas Corporation, New Regime Company and Aircraft Engineering Products against United Water, Dundee Water Power & Land Co. (Dundee) and United Water New Jersey in September and November 1994 and May 1995 in the Superior Court of New Jersey - Passaic County. The suits allege that the plaintiffs suffered property damages as a result of an alleged breach in a berm surrounding the Dundee Canal, allowing water to escape. The Dundee Canal is the property of Dundee, a corporation of which United Water owns 50% of the outstanding common stock. North Jersey District Water Supply Commission, the other 50% shareholder, has also been named as a defendant. Initially, the plaintiffs in the Safas and New Regime suits voluntarily dismissed United Water and United Water New Jersey without prejudice from their actions. In August 1995, Safas and New Regime reinstituted their suits against United Water and United Water New Jersey. Plaintiffs, in the aggregate, seek damages of several million dollars. Both United Water's and the North Jersey District Water Supply Commission's respective policies of insurance name Dundee as an additional insured. The Company is of the opinion that it, United Water New Jersey and Dundee have adequate insurance to cover claims of this nature. United Water is undertaking a continuing investigation of the claims in conjunction with the North Jersey District Water Supply Commission.

          United Waterworks owns a utility subsidiary which has provided water and wastewater services to customers in Rio Rancho, New Mexico. The City of Rio Rancho (the City) notified United Waterworks that it intended to acquire the Company's utility operations in Rio Rancho, and on October 28, 1994 commenced condemnation proceedings in the Thirteenth Judicial District, Sandoval County. On December 15, 1994, the City filed an Application for Immediate Possession of the Company's utility systems in Rio Rancho. Hearings were held on the Application, and on March 30, 1995 the court entered an Order For Immediate Possession (the Order). The Order allowed the City to take possession on June 30, 1995 upon depositing $53 million with the court. On April 19, 1995, the City and the Company's utility subsidiary entered into a Stipulation in settlement of the condemnation action (the Stipulation). Under the Stipulation, the City would deposit and pay the Company $69 million plus the amount of net capital additions made to the water and wastewater systems by the Company in 1995. The City made the deposits required pursuant to the Stipulation and Order, and on June 30, 1995, the City assumed possession of the operations of the utility subsidiary. As of September 1995, pursuant to the Stipulation, the Company withdrew approximately $35 million of the $69 million deposited by the City. The balance was to be released to the Company upon the satisfaction of certain conditions contained in the Stipulation, including a requirement that no legal proceedings will exist which could interfere with the City's ownership or operation of the utility systems. The New Mexico Public Utilities Commission
(PUC) ruled that its approval must be obtained before the Company could relinquish its systems to the City. A hearing for that purpose was held on September 28, 1995 and, following a hearing examiner's decision issued on October 23, 1995 which recommended against allowing the relinquishment of service by the Company, the Company sought, on October 25, 1995, a writ from the Supreme Court of New Mexico either compelling the PUC to act by a date certain or ordering that the PUC's action to review the condemnation transaction was beyond the scope of the PUC's authority. While the writ application was pending, the PUC issued a ruling on November 7, 1995, refusing to permit the Company to relinquish service. On November 8, 1995, the Supreme Court of New Mexico heard oral argument on the matter and ordered that the Company's application would be treated as a plenary appeal of the PUC's decision.

          The Stipulation between the Company and the City provided that in the event the transaction had not been completed by October 30, 1995, the Stipulation would terminate. In its writ application filed with the Supreme Court, the Company requested a stay of the Stipulation's termination pending resolution of the scope of the PUC's jurisdiction over the transaction. On October 30, 1995, the Supreme Court granted the Company's request for a stay, without hearing argument, but following its decision on November 8, 1995, the Supreme Court lifted its stay of the termination of the Stipulation. On November 9, 1995, the City notified the Company that it considered the Stipulation to be of no effect in light of the lifting of the stay and the Stipulation's having expired of its own terms.

          On November 20, 1995, in addition to filing its brief seeking a reversal of the PUC's decision refusing to grant permission to the Company to abandon its systems to the City, the Company filed a writ with the Supreme Court of New Mexico again requesting that a stay of the termination of the Stipulation be imposed. On December 13, 1995, the Supreme Court held oral argument on the appeal from the PUC's decision, and on January 17, 1996, in a written opinion, reversed the decision of the PUC and held that the PUC had no jurisdiction over the condemnation of the systems and had wrongfully refused to permit the Company to abandon the systems to the City. The Supreme Court did not rule on the Company's request to stay the termination of the Stipulation at that time, but, on March 21, 1996, in response to a motion by the City to dismiss the Company's writ application, the Supreme Court issued an order denying the Company's request and dismissing the case before it. The condemnation matter will now proceed before the District Court in New Mexico, and the Company cannot predict the outcome of that transaction. The City has applied to the District Court, in light of the termination of the Stipulation, to withdraw the additional $16 million which it deposited with the District Court pursuant to the Stipulation, and that request is pending before the District Court. Management believes that the resolution of this matter will not have a material adverse impact upon the financial position or results of operations of the Company.

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

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
         -----------------------------------------------------------

         During the fourth quarter of 1995, there were no matters submitted to a vote of security holders.

                                    PART II
                                    -------

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
-------   ------------------------------------------------------------------
          MATTERS
          -------

     United Water Resources' common stock is traded on the New York Stock Exchange under the symbol UWR. The high and low sales prices for United Water's common stock for 1995, 1994 and 1993 and the dividends paid on the common stock each quarter were as follows:

(dollars)              STOCK PRICE       DIVIDEND
-------------------------------------------------
QUARTER               HIGH      LOW
--------------------------------------------------
1995    Fourth      $13.000   $11.750     $.23
        Third        13.500    12.500      .23
        Second       14.125    12.875      .23
        First        14.125    12.500      .23

1994    Fourth      $14.000   $12.250     $.23
        Third        14.250    13.000      .23
        Second       14.625    12.875      .23
        First        14.750    12.875      .23

1993    Fourth      $15.750   $14.000     $.23
        Third        15.750    14.750      .23
        Second       15.875    14.750      .23
        First        15.875    14.375      .23
--------------------------------------------------

The high and low stock prices from January 1 to February 29, 1996, were $13.250 and $12.000. There were 18,806 holders of record of United Water's common stock as of February 29, 1996.

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

ITEM 6.     SELECTED  FINANCIAL  DATA
-------     -------------------------

                                                            Year ended December 31,
-----------------------------------------------------------------------------------------------
(thousands except per share data)                1995        1994      1993      1992      1991
-----------------------------------------------------------------------------------------------
Income Statement Data
---------------------

Operating revenues                         $  327,828  $  292,996  $200,418  $164,869  $161,750

Operating income                               78,328      83,435    55,360    46,516    45,664

Net income                                     17,343      27,887    19,978    15,784    16,442

Net income per share                              .54        1.01      1.03       .87       .96

Dividends paid per share                          .92         .92       .92       .92       .91
===============================================================================================
Balance Sheet Data (at end of period)
-------------------------------------

Total assets                               $1,516,708  $1,457,427  $740,526  $691,659  $667,933

Long-term debt                                558,658     505,204   276,753   294,169   301,730

Preferred stock
   without mandatory redemption                 9,000       9,000     9,000     9,000     9,000

Preferred and preference stock
   with mandatory redemption                   98,091      98,173    23,840    24,100     9,360
-----------------------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION  AND
-------  ----------------------------------------------------------------------
         RESULTS  OF  OPERATIONS
         -----------------------

MERGER

          On April 22, 1994, United Water Resources (United Water, or the Company) completed a merger (the Merger) with GWC Corporation (GWC) in which United Water was the surviving corporation. GWC's principal assets included 100% of the stock of General Waterworks Corporation (now known as United Waterworks), which currently owns regulated water and wastewater utilities operating in 13 states, and a 25% indirect investment in JMM Operational Services, Inc. (JMM). JMM provides operations and management services to government and industry for water and wastewater treatment facilities. See Note 2 to the consolidated financial statements for Merger discussion.

          United Water's 1994 results include the operations of United Waterworks for the nine months from April to December 1994. It should be noted that the results of operations for those nine months include the warmer, high-demand summer months and therefore represent a significant portion of the total 1994 earnings of United Waterworks' operating utilities. Results for 1995 include a full year of combined operations.

TRANSFER OF NEW MEXICO OPERATIONS

          United Waterworks owns a utility subsidiary which provides water and wastewater services to customers in Rio Rancho, New Mexico. In April 1995, the city of Rio Rancho (the City) and the Company's utility subsidiary entered into a stipulation in settlement of a condemnation action (the Stipulation) whereby the City would deposit and eventually pay the Company $69 million for its utility operations in New Mexico plus the amount of net capital additions made to the water and wastewater systems by the Company in 1995. The Stipulation required, among other things, that the transaction be completed by October 30, 1995. The City deposited $69 million with the court pursuant to the court order and Stipulation, and on June 30, 1995, the City assumed possession of the operations of the utility subsidiary. In July 1995, the Company withdrew $35 million of the amount on deposit with the court.

          In the fourth quarter of 1995, the New Mexico Public Utility Commission (PUC) issued a ruling refusing to permit the Company to relinquish its systems to the City. The Company and the City appealed the PUC ruling to the Supreme Court of New Mexico. In January 1996, the Supreme Court of New Mexico ruled that the PUC has no jurisdiction over the right of a municipality to condemn its regulated water and sewer utilities nor the right to require a privately owned utility to seek PUC approval for the forced transfer of its facilities. Although the Stipulation expired by its own terms on October 30, 1995, the Company has asked the Supreme Court of New Mexico to bind the City to the Stipulation and complete the transaction at the agreed price and terms. In March 1996, the Supreme Court issued an order denying the Company's request and dismissing the case before it. The Company continues to meet with City representatives to attempt to complete the transaction. Because the City took possession of the utility's operations on June 30, 1995, the Company has lost revenues for the last six months of 1995. For the first six months of 1995, the Company's Rio Rancho utility had revenues of $6 million; for the nine months ended December 31, 1994, its revenues totaled $9.4 million.

IMPAIRMENT OF LONG-LIVED ASSETS

          During 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and specifies the criteria for the determination and measurement of an impairment loss. United Water has elected early adoption of SFAS No. 121 and, as a result of changes in market conditions, development plans, projections of cash flows and other considerations, has recorded a $12.1 million pre-tax impairment loss for various parcels of land held by its real estate subsidiary and for its investment in the environmental testing business for the year ended December 31, 1995. See Note 1 to the consolidated financial statements for further details.

LIQUIDITY AND CAPITAL RESOURCES

          As shown in the consolidated statement of cash flows, the Company's major uses of cash in 1995 included: $78.2 million of capital expenditures; $34.2 million of common, preferred and preference dividends paid to shareholders; and a $33 million decrease in short-term notes payable. The major sources of funds to meet these cash needs included: $67 million of additional long-term debt; $38.8 million of cash provided by operations; $35.3 million from the transfer of its New Mexico operations; and $19.9 million of proceeds from the issuance of additional shares of common stock.

          Capital expenditures are generally incurred by United Water's utility subsidiaries in connection with the normal upgrading and expansion of existing water and wastewater facilities and to comply with existing environmental regulations. United Water considers its utility plant to be adequate and in good condition. However, the Company is projecting higher levels of capital expenditures during the next five years due to the addition of new, or expansion of existing, water treatment and source of supply facilities by United Waterworks' utility subsidiaries. These capital expenditures are necessary to meet growth requirements and to comply with environmental laws and regulations. Excluding the effects of inflation, the capital expenditures of United Water's utility subsidiaries are projected to aggregate $290 million over the next five years, including $57 million and $63 million in 1996 and 1997, respectively. This total includes $219 million for United Waterworks and $68 million for United Water New Jersey and United Water New York. The expenditures related to compliance with environmental laws and regulations are estimated to be approximately 25% of the projected capital expenditures over the 1996-2000 period. To the best of management's knowledge, the Company is in compliance with all major environmental laws and regulations.

          United Water anticipates that its future capital expenditures will be funded by internally generated funds, additional proceeds from the transfer of its New Mexico operations, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York participate in a number of tax-exempt financings to fund capital expenditures. The companies draw down funds on these financings as qualified capital expenditures are made. As of December 31, 1995, $52.7 million of proceeds from these financings had not yet been disbursed to the Company and
are included in the consolidated balance sheet as restricted cash.   The amount
and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital and the ability to meet interest and fixed charge coverage requirements.

          There were a number of changes in the Company's long-term debt in 1995. In January 1995, United Water New York issued $12 million of 8.98% senior notes and used these proceeds to reduce short-term borrowings.

          In February 1995, United Waterworks issued the first $10 million of notes under a $75 million private placement medium-term note program, at a rate of 8.84%, with the full amount maturing in 2025. The proceeds were used to redeem outstanding notes payable.

          In June 1995, United Waterworks issued $25 million of 6.20% tax-exempt Water Revenue Bonds, due 2025, through the Delaware Economic Development Authority. The proceeds are being used to fund capital improvements of United Water Delaware (a subsidiary of United Waterworks) over the next three years.

          In August 1995, United Waterworks issued $20 million of 6.35% tax-exempt Water and Sewer Revenue Bonds, due 2025, through the city of Jacksonville, Florida. The proceeds are being used to fund capital improvements of United Water Florida (a subsidiary of United Waterworks).

          At December 31, 1995, United Water had cash and cash equivalents of $4.5 million (excluding restricted cash) and unused short-term bank lines of credit of $161.2 million. Management expects that cash flows provided by operations, unused credit lines currently available and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

RATE MATTERS

          The profitability of United Water's regulated utilities is, to a large extent, dependent upon adequate and timely rate relief. The Company anticipates that the regulatory authorities that have jurisdiction over its utility operations will allow the Company's regulated utilities to earn a reasonable return on their utility investments.

          The Company continues to follow SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," for its regulated utilities. SFAS No. 71 provides for the recognition of regulatory assets and liabilities as allowed by state regulators that are considered probable of recovery. See Note 1 to the consolidated financial statements.

          During 1995, the Company's regulated utilities received twelve rate settlement awards with an aggregate annual rate revenue increase of $5.9 million. An estimated $3.5 million of this amount was reflected in 1995's revenues while the remaining $2.4 million of carryover impact of the rate awards received in 1995 is expected to increase revenues in 1996. See Note 11 to the consolidated financial statements for further details.

          At the end of January 1996, there were two rate cases pending in which the Company has requested an aggregate annual rate increase of $12.9 million. United Water New Jersey applied to the New Jersey Board of Public Utilities for an 8.8%, or $10.4 million, increase in annual revenues to meet higher operation and maintenance costs, including postretirement benefits, as well as a proposed change in depreciation rates. A decision on this application is expected before the end of the first quarter of 1996. In December 1995, United Water New Rochelle filed with the New York Public Service Commission for a $2.5 million, or 15.2%, increase in annual revenues to meet higher operation and maintenance costs. A decision on this application is not expected until the fourth quarter of 1996. Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested, primarily due to circumstances that change while the rate case is being processed. The Company expects to file additional rate cases in 1996 but does not expect that those rate awards, if received in 1996, will have a significant impact on revenues in 1996.

REAL ESTATE ACTIVITIES

          United Properties Group (United Properties) owns a portfolio of real estate located in New Jersey, New York, Pennsylvania, Delaware, Idaho and Arkansas, consisting of commercial properties, golf courses and land available for development. United Properties is pursuing joint ventures, sales or direct development opportunities for the various properties in its portfolio. In December 1995, United Properties recorded a $9.4 million pre-tax impairment loss (included in the $12.1 million impairment loss recorded by the Company) for various parcels of land located in Orange and Rockland counties, New York, in accordance with SFAS No. 121 as a result of changes in market conditions, development plans and other considerations.

          United Properties expects to spend $18.6 million over the next five years for capital expenditures on its existing real estate portfolio, including $7 million and $420,000 in 1996 and 1997, respectively. Funding for United Properties' activities is anticipated to come from sales of properties, operations of existing commercial properties and golf courses, and proceeds of new financings. The timing of these expenditures will depend upon market conditions and the attainment of necessary approvals.

RESULTS OF OPERATIONS

OVERVIEW

          United Water's net income applicable to common stock for 1995 was $17.3 million, a decrease of 37.8% as compared to the $27.9 million earned in 1994. Net income per common share for 1995 was $.54 as compared to $1.01 for 1994. These decreases were primarily attributable to the incurrence of non-cash, pre-tax charges of $12.1 million relating to the write-down of various assets at the Company's real estate and environmental testing businesses, a pre-tax charge of $1.5 million for costs associated with an unconsummated business development proposal and a 16% increase in the average number of common shares outstanding. Net income in 1994 included a one-time gain from a $2.8 million pre-tax foreclosure award recognized by the Company's real estate subsidiary. The Merger contributed positively to the Company's earnings per share in both 1995 and 1994 even though United Water issued an additional 9.3 million shares of common stock to effect the Merger.

OPERATING REVENUES

          Operating revenues increased $34.8 million, or 11.9%, in 1995 and $92.6 million, or 46.2%, in 1994 from the prior years, as follows:

------------------------------------------------------------------------------------------
                                                     1995 VS. 1994        1994 vs. 1993
(thousands of dollars)                            Increase (Decrease)  Increase (Decrease)
------------------------------------------------------------------------------------------
Utilities:
   Merger                                         $30,357     10.4%    $105,936    52.8%
   Rate awards                                      7,097      2.4%       5,210     2.6%
   Consumption                                      3,672      1.3%      (3,509)   (1.7%)
   Transfer of New Mexico operations               (6,076)    (2.1%)       ----    ----
Real estate                                        (1,421)    (0.5%)    (22,109)  (11.0%)
Other operations                                    1,203      0.4%       7,050     3.5%
                                                  -------     ----     --------   -----
                                                  $34,832     11.9%    $ 92,578    46.2%
-------------------------------------------------------------------------------------------

          The increased revenues for the twelve months ended December 31, 1995, fully reflect the Merger with GWC as compared to only nine months of combined operations in 1994. The 2.4% increase in revenues from rate awards includes the impact of current year increases for eleven of the Company's operating utilities, as well as the full year effect of a 3.8% rate increase in July 1994 for United Water New York. Higher consumption due to the hot, dry summer in northeast service areas resulted in an increase in revenues of $3.7 million in 1995. The transfer of utility operations in Rio Rancho, New Mexico, partially offset these revenue increases. Real estate revenues were lower as compared to 1994 primarily due to a $2.2 million decrease in property sales partially offset by increases in revenues from golf course operations and rental properties. The $1.2 million increase in operating revenues from other operations was primarily attributable to the service contract with the city of Hoboken, New Jersey, which commenced in July 1994.

          The Merger increased revenues $105.9 million, or 52.8%, in 1994 and was the major reason for the 46.2% increase in revenues in 1994 as compared to 1993. This includes the effect of any rate increases granted during the year to the operating utilities of United Waterworks in 1994. The 2.6% increase in revenues from rate awards includes the impact of current year and prior year rate awards for United Water New Jersey and United Water New York, and resulted from rate increases of 5.7% and 3.8% in May 1993 and July 1994, respectively, for United Water New York and from a 3.1% rate increase in October 1993 for United Water New Jersey. Lower consumption resulted in a decrease in revenues of $3.5 million in 1994 as weather conditions returned to a more normal pattern after a very hot, dry summer season in 1993. Real estate revenues decreased primarily due to the $26 million land transfer from United Properties to United Water New Jersey in 1993. Revenues from meter installation contracts for the city of New York and a service contract with the city of Hoboken contributed to the increase in other operations in 1994.

OPERATING EXPENSES

          The changes in operating expenses in 1995 as compared to 1994, including the effect of the Merger, were as follows:

--------------------------------------------------------------------
                             Total       Effect of    Net of Merger
(thousands of dollars)     Increase        Merger       Increase
--------------------------------------------------------------------
Operation and
   maintenance          $29,139   20.6%    $16,162    $12,977   9.2%
Depreciation and
   amortization           4,956   19.7%      3,704      1,252   5.0%
General taxes             5,844   13.5%      3,753      2,091   4.8%
--------------------------------------------------------------------

          The increase in operation and maintenance expenses, excluding the impact of the Merger, was primarily due to the incurrence of $12.1 million of non-cash charges relating to the write-down of various assets at the Company's real estate and environmental testing businesses, a $2.6 million increase in the operation and maintenance expenses of the Company's utility subsidiaries due to the higher level of consumption and $1.2 million of costs related to the service contract with the city of Hoboken. These charges were offset in part by a $2.3 million decrease due to the transfer of New Mexico operations in June 1995 and a $2.3 million decrease in the cost of real estate properties sold in 1995.

          The increase in depreciation and amortization, net of the effect of the Merger, was primarily due to amortization attributable to the service contract in Hoboken and a one-time reduction in depreciation in 1994 on contributed plant.

          The increase in general taxes of $2.1 million, or 4.8%, in 1995 was primarily attributable to higher real estate and franchise taxes in utility operations due to increased property tax assessments and the settlement of an outstanding real estate tax matter at United Water New Jersey.

                The changes in operating expenses in 1994 as compared to 1993, including the effect of the Merger, were as follows:

----------------------------------------------------------------------
                             Total       Effect of    Net of Merger
(thousands of dollars)     Increase        Merger   Increase(Decrease)
----------------------------------------------------------------------
Operation and
   maintenance          $40,793   40.6%    $48,834  $(8,041)   (8.0%)
Depreciation and
   amortization          10,921   76.5%     10,671      250     1.8%
General taxes            12,789   42.1%     10,980    1,809     6.0%
--------------------------------------------------------------------

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

INTEREST EXPENSE

          Interest expense increased $6.7 million, or 18.8%, predominantly due to the Merger and additional long-term debt. Consolidated interest expense increased 62.6% in 1994 as compared to 1993, primarily due to the Merger.

OTHER INCOME

          Other income decreased $4.4 million, or 81.6%, primarily due to the award of $2.8 million in escrow monies to United Properties following a foreclosure settlement in 1994, a $1.5 million non-recurring gain from the sale of a wastewater transmission facility in Pine Bluff, Arkansas, in 1994 and the write-off of $1.5 million of costs associated with an unconsummated business development proposal through the Company's participation in a partnership with Lyonnaise des Eaux in 1995. These were offset in part by $838,000 of interest income generated by the remaining $34 million escrow deposit on the transfer of New Mexico operations and a $584,000 legal settlement at United Water Toms River.

          Other income was $4.5 million higher in 1994 as compared to 1993, primarily due to the award of escrow monies to United Properties following a foreclosure settlement and a gain on the sale of a wastewater transmission facility in Pine Bluff, Arkansas.

INCOME TAXES

          The effective income tax rates on income before preferred and preference stock dividends were 36.8% in 1995, 38% in 1994 and 36% in 1993. The decrease in the effective tax rate in 1995 as compared to 1994 is attributable to the impact of the deferred tax benefit related to the write-down of various assets at the Company's real estate and environmental testing businesses. The increase in the effective rate in 1994, as compared to the preceding year, resulted from higher state income taxes and additional provisions for federal income taxes. The higher state income taxes in 1994 were primarily a result of the operations acquired in the Merger. An analysis of income taxes is included in Note 12 to the financial statements.

NEW ACCOUNTING STANDARDS

          In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages the use of that method of accounting for all employee stock compensation plans. However, SFAS No. 123 also permits the measurement of compensation costs using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The accounting requirements of this new standard are effective for transactions entered into in fiscal years that begin after December 15, 1995. Although the Company has not made a decision as to which method it will utilize, the adoption of this standard is not expected to have a material effect on the financial position or results of operations of the Company. See Note 1 to the consolidated financial statements for further details.

EFFECTS OF INFLATION

          Operating income from utility operations is normally not materially affected by inflation because cost increases generally lead to proportionate increases in revenues allowed through the regulatory process. However, there is a lag in the recovery of higher expenses through the regulatory process, and therefore, high inflation could have a detrimental effect on the Company until rate increases are received. Conversely, lower inflation and lower interest rates tend to result in reductions in the rates of return allowed by the utility commissions, as has occurred over the last several years.

ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-------  -----------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
                                                                         Page
                                                                         ----
Financial Statements:

     Report of Independent Accountants                                     25

     Consolidated Balance Sheet at
        December 31, 1995 and 1994                                         26

     Statement of Consolidated Income for each of the
        years ended December 31, 1995, 1994 and 1993                       27

     Statement of Consolidated Common Equity for each of
        the years ended December 31, 1995, 1994 and 1993                   27

     Statement of Consolidated Cash Flows for each of the
        years ended December 31, 1995, 1994 and 1993                       28

     Statement of Consolidated Capitalization at
        December 31, 1995 and 1994                                         29

     Notes to Consolidated Financial Statements                       30 - 48

     Financial Statement Schedules:
        For the three years ended December 31, 1995

          VIII - Consolidated Valuation and Qualifying Accounts            53

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

                      REPORT  OF  INDEPENDENT  ACCOUNTANTS



To The Board of Directors and Shareholders of
United Water Resources

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United Water Resources and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of United Water Resources' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 1995, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."



PRICE WATERHOUSE LLP
New York, New York
February 22, 1996

                           CONSOLIDATED BALANCE SHEET
                    UNITED WATER RESOURCES AND SUBSIDIARIES

                                                                                             December 31,
(thousands of dollars)                                                                     1995        1994
-----------------------------------------------------------------------------------------------------------
ASSETS
UTILITY PLANT, including $19,899 and $24,505 under construction                      $1,334,807  $1,272,446
   Less accumulated depreciation                                                        253,529     235,962
                                                                                     ----------  ----------
                                                                                      1,081,278   1,036,484
UTILITY PLANT ACQUISITION ADJUSTMENTS,
   Less accumulated amortization of $2,955 and $1,209                                    71,898      73,444

REAL ESTATE AND OTHER INVESTMENTS,
   Less accumulated depreciation of $14,626 and $12,430                                  98,082     107,315

CURRENT ASSETS:
   Cash and cash equivalents                                                              4,529       9,840
   Restricted cash                                                                       52,677      30,227
   Accounts receivable and unbilled revenues, less allowance of $1,299 and $1,373        62,627      59,292
   Prepaid and other current assets                                                      15,103      13,425
                                                                                     ----------  ----------
                                                                                        134,936     112,784

DEFERRED CHARGES AND OTHER ASSETS:
   Regulatory assets                                                                     70,154      74,150
   Prepaid employee benefits                                                             12,319      11,458
   Unamortized debt expense                                                              26,242      25,253
   Other deferred charges and assets                                                     21,799      16,539
                                                                                     ----------  ----------
                                                                                        130,514     127,400

                                                                                     $1,516,708  $1,457,427
                                                                                     ==========  ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common stock and retained earnings                                                $  358,302  $  350,495
   Preferred stock without mandatory redemption                                           9,000       9,000
   Preferred stock with mandatory redemption                                             54,397      54,696
   Preference stock, convertible, with mandatory redemption                              43,694      43,477
   Long-term debt                                                                       558,658     505,204
                                                                                     ----------  ----------
                                                                                      1,024,051     962,872

CURRENT LIABILITIES:
   Notes payable                                                                         43,500      76,450
   Preferred stock and long-term debt due within one year                                13,575      10,246
   Accounts payable and other accruals                                                   32,650      36,541
   Accrued taxes                                                                         25,678      28,744
   Accrued interest and other current liabilities                                         8,246      13,583
                                                                                     ----------  ----------
                                                                                        123,649     165,564

DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes and investment tax credits                                     155,258     163,020
   Customer advances for construction                                                    27,804      30,459
   Contributions in aid of construction                                                 132,836     118,432
   Other deferred credits and liabilities                                                53,110      17,080
                                                                                     ----------  ----------
                                                                                        369,008     328,991
   Commitments and contingencies (Note 6)
                                                                                     $1,516,708  $1,457,427
                                                                                     ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        STATEMENT OF CONSOLIDATED INCOME
                    UNITED WATER RESOURCES AND SUBSIDIARIES


                                                   Years ended December 31,
(thousands of dollars except per share data)       1995       1994       1993
-------------------------------------------------------------------------------
OPERATING REVENUES                               $327,828   $292,996   $200,418
OPERATING EXPENSES:
 Operation and maintenance                        170,368    141,229    100,436
 Depreciation and amortization                     30,153     25,197     14,276
 General taxes                                     48,979     43,135     30,346
                                                 --------   --------   --------
  TOTAL OPERATING EXPENSES                        249,500    209,561    145,058
                                                 --------   --------   --------
OPERATING INCOME                                   78,328     83,435     55,360
INTEREST AND OTHER EXPENSES:
 Interest expense, net of amount capitalized       42,548     35,801     22,023
 Allowance for funds used during construction      (1,855)    (1,247)      (617)
 Preferred stock dividends of subsidiaries          2,297      2,318      2,338
 Other income, net                                 (1,004)    (5,449)      (942)
                                                 --------   --------   --------
  TOTAL INTEREST AND OTHER EXPENSES                41,986     31,423     22,802
                                                 --------   --------   --------
INCOME BEFORE INCOME TAXES                         36,342     52,012     32,558
PROVISION FOR INCOME TAXES                         14,204     20,671     12,580
                                                 --------   --------   --------
NET INCOME                                         22,138     31,341     19,978
Preferred and preference stock dividends            4,795      3,454         --
                                                 --------   --------   --------
Net income applicable to common stock            $ 17,343   $ 27,887   $ 19,978
                                                 ========   ========   ========

AVERAGE COMMON SHARES OUTSTANDING                  31,995     27,524     19,428
Net income per common share                          $.54      $1.01      $1.03
-------------------------------------------------------------------------------


                    STATEMENT OF CONSOLIDATED COMMON EQUITY
                    UNITED WATER RESOURCES AND SUBSIDIARIES

                                                           Common Stock
                                                        -------------------
                                                          Number              Retained
(thousands)                                              of shares   Amount   earnings
--------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1992                               18,798  $117,948  $ 61,581
  Dividend reinvestment and stock purchase plans            1,418    20,508        --
  Net income applicable to common stock                        --        --    19,978
  Cash dividends paid on common stock, $.92 per share          --        --   (17,905)
--------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                               20,216   138,456    63,654
  Dividend reinvestment and stock purchase plans            1,769    23,158        --
  Common stock issued in connection with merger             9,296   123,170        --
  Net income applicable to common stock                        --        --    27,887
  Cash dividends paid on common stock, $.92 per share          --        --   (25,830)
--------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                               31,281   284,784    65,711
  Dividend reinvestment and stock purchase plans            1,599    19,879        --
  Net income applicable to common stock                        --        --    17,343
  Cash dividends paid on common stock, $.92 per share          --        --   (29,415)
--------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                               32,880  $304,663  $ 53,639
--------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                    UNITED WATER RESOURCES AND SUBSIDIARIES


---------------------------------------------------------------------------------------------
                                                                  Years ended December 31,
(thousands of dollars)                                            1995      1994       1993
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
NET INCOME                                                     $ 22,138   $ 31,341   $ 19,978
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                  30,922     26,347     15,476
  Deferred income taxes and investment tax credits, net          (7,762)     5,865     36,651
  Gain from release of security deposit on real
   estate settlement                                                 --     (2,811)        --
  Gain on land transfer                                              --         --    (10,519)
  Impairment loss                                                12,105         --      4,111
  Allowance for funds used during construction                   (1,855)    (1,247)      (617)
  Changes in assets and liabilities, net of effect of Merger:
    Accounts receivable and unbilled revenues                    (3,335)    (9,412)    (1,027)
    Prepayments                                                    (954)     4,146     (1,757)
    Prepaid employee benefits                                      (861)    (4,404)    (2,851)
    Regulatory assets                                             3,996     (8,045)   (28,631)
    Accounts payable and other accruals                          (4,647)     6,479      2,466
    Accrued taxes                                                (2,774)     3,356      1,262
    Accrued interest and other current liabilities               (1,923)    (2,734)      (505)
    Accrued customer benefits                                    (3,414)    (3,064)      (420)
    Other, net                                                   (2,811)    (3,492)    (5,828)
                                                               --------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        38,825     42,325     27,789
                                                               --------   --------   --------
INVESTING ACTIVITIES:
  Additions to utility plant (excludes allowance for funds
   used during construction)                                    (70,227)   (57,592)   (15,986)
  Additions to real estate and other properties                  (7,958)    (9,317)    (6,948)
  Acquisition of GWC, net of cash received                           --     (5,059)        --
  Investment in Hoboken service contract                             --     (5,500)        --
  Change in restricted cash                                     (22,450)       510     (8,502)
  Proceeds from Rio Rancho transfer                              35,330         --         --
                                                               --------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES                           (65,305)   (76,958)   (31,436)
                                                               --------   --------   --------
FINANCING ACTIVITIES:
  Change in notes payable                                       (32,950)    37,050     (3,500)
  Additional long-term debt                                      67,000     88,648     19,700
  Reduction in preferred stock and long-term debt               (10,299)   (90,123)   (22,547)
  Issuance of common stock                                       19,879     23,158     20,508
  Dividends on common stock                                     (29,415)   (25,830)   (17,905)
  Dividends on preferred and preference stock                    (4,795)    (3,454)        --
  Net contributions and advances for construction                11,749      6,091     (1,670)
                                                               --------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              21,169     35,540     (5,414)
                                                               --------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (5,311)       907     (9,061)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    9,840      8,933     17,994
                                                               --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  4,529   $  9,840   $  8,933
                                                               ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                   STATEMENT OF CONSOLIDATED CAPITALIZATION
                    UNITED WATER RESOURCES AND SUBSIDIARIES



------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31,
(thousands of dollars)                                                                         1995         1994
------------------------------------------------------------------------------------------------------------------
COMMON STOCK AND RETAINED EARNINGS:
  Common stock, no par value--authorized 50,000,000 shares                                  $  321,234    $301,381
  Less treasury shares, at cost                                                                (16,571)    (16,597)
  Retained earnings                                                                             53,639      65,711
                                                                                            ----------    --------
  TOTAL COMMON STOCK AND RETAINED EARNINGS                                                     358,302     350,495
                                                                                            ----------    --------

CUMULATIVE PREFERRED STOCK WITHOUT MANDATORY REDEMPTION:
  United Water New Jersey, authorized 2,000,000 shares,
  stated value--$100 per share, issuable in series:
    4 1/2% Series, authorized and outstanding 30,000 shares                                      3,000       3,000
    4.55% Series, authorized and outstanding 60,000 shares                                       6,000       6,000
                                                                                            ----------    --------
  TOTAL PREFERRED STOCK WITHOUT MANDATORY REDEMPTION                                             9,000       9,000
                                                                                            ----------    --------

CUMULATIVE PREFERRED AND PREFERENCE STOCK WITH MANDATORY REDEMPTION,
 NET OF AMOUNT DUE IN ONE YEAR:
  United Water New Jersey:
    5% Series, authorized and outstanding 7,800 shares                                             720         780
    7 3/8% Series, authorized and outstanding 150,000 shares                                    15,000      15,000

  United Water New York:
    Authorized 100,000 shares, stated value--$100 per share issuable in series:
      $8.75 Series, authorized and outstanding 28,000 shares                                     2,600       2,800
      $9.84 Series, authorized and outstanding 50,000 shares                                     5,000       5,000

  United Water Idaho:  5%, authorized and outstanding 8,017 shares                                 797         819

  United Water Resources:
    7 5/8% Series B, authorized and outstanding 300,000 shares                                  30,280      30,297
    5% Series A, convertible preference, authorized and outstanding 3,341,078 shares            43,694      43,477
                                                                                            ----------    --------
  TOTAL PREFERRED AND PREFERENCE STOCK WITH MANDATORY REDEMPTION                                98,091      98,173
                                                                                            ----------    --------
LONG-TERM DEBT, NET OF AMOUNT DUE WITHIN ONE YEAR:
  United Water New Jersey:
    First mortgage bonds, 5 5/8%-7%, due 1997-2024 (weighted average 6.3%)                      75,000      75,000
    Unsecured promissory notes, 6%-7%, due 1997-2019 (weighted average 6.93%)                  100,000     100,000

  United Water New York:
    First mortgage bonds, 5 5/8%-9 3/8%, due 1997-2001 (weighted average 6.65%)                  5,500       5,800
    Unsecured promissory notes, 5.65%-8.98%, due 1998-2025 (weighted average 6.79%)             52,650      41,972

  United Water Resources:
    Promissory notes, 9.38%, due 2019                                                           25,000      25,000

  United Waterworks:
    Unsecured debt, 5.85%-10.2%, due 1997-2025 (weighted average 7.92%)                        264,151     220,476

  United Properties Group:
    Mortgage notes, 9%-10%, due 2000-2006 (weighted average 9.97%)                              17,526      17,431
    Floating rate LIBOR-based term loan due 2000                                                 7,565       7,601
    New Jersey Wastewater Treatment Loans, 0%-4.8%, due 2013 (weighted average 2.33%)            2,141       2,248

  United Water Services:  Promissory note, 8%, due 1997                                          5,000       5,000

  United Water Mid-Atlantic:  Promissory note at floating interest rate, due 2004                4,125       4,676
                                                                                            ----------    --------
    TOTAL LONG-TERM DEBT                                                                       558,658     505,204
                                                                                            ----------    --------
    TOTAL CAPITALIZATION                                                                    $1,024,051    $962,872
                                                                                            ==========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of United Water Resources (United Water, or the Company) and its more than 50% owned subsidiaries. The Company accounts for investments in which it
has significant influence under the equity method of accounting.   The
preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. Certain prior year amounts have been reclassified to conform with current year presentation.

DESCRIPTION OF BUSINESS: United Water's principal utility subsidiaries include United Water New Jersey, United Water New York and United Waterworks. These subsidiaries provide water and wastewater services to approximately two million people in 13 states. Other significant wholly-owned subsidiaries of United Water include: United Properties Group (United Properties), which is engaged in real estate activities including commercial rentals, land development and sales, golf course operations and consulting services; Laboratory Resources, a network of environmental testing laboratories; and United Water Mid-Atlantic, which owns and operates water and wastewater systems.

United Water's utility subsidiaries are subject to regulation by the public utility commissions of the states in which they operate. Their accounting must comply with the applicable uniform system of accounts prescribed by these regulatory commissions and must also conform to generally accepted accounting principles as applied to rate-regulated public utilities. This accounting allows, among other things, the recognition of intercompany profit in situations where it is probable such profit will be recovered in the ratemaking process and the recording of assets and liabilities not generally recorded by non-regulated enterprises.

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

ADVANCES AND CONTRIBUTIONS IN AID OF CONSTRUCTION: When required by the public utility commissions of the states in which the Company's utility subsidiaries operate, outside parties, generally customers and developers, make payments to the Company to fund certain utility capital expenditures to provide water or wastewater service to new customers. Non-refundable amounts received by the Company are recorded as contributions in aid of construction, except where the Company is required to record such amounts directly as a reduction to utility plant. Refundable amounts received are recorded as advances, and are refundable, for limited periods of time, generally as new customers begin to receive service. The remaining balance of any advances received, after the Company has made all required refunds of such advances, is transferred to contributions in aid of construction.

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

UTILITY PLANT ACQUISITION ADJUSTMENTS: Utility plant acquisition adjustments represent the difference between the purchase price and the book value of net assets acquired, and are amortized, generally, on a straight-line basis over a 40-year period. Utility plant acquisition adjustments include a premium paid to acquire the operating utilities of GWC Corporation in the merger (see Note 2). At each balance sheet date, the Company evaluates the realizability of utility plant acquisition adjustments. Based on its most recent evaluation, the Company believes that no impairment of utility plant acquisition adjustments exists at December 31, 1995.

JOINTLY OWNED FACILITIES: Utility plant includes United Water New Jersey's 50% interest in the Wanaque South Water Supply Project, the net book value of which was $44 million and $45 million at December 31, 1995 and 1994, respectively. United Water New Jersey's share of the project's operating expenses is included in operation and maintenance expenses.

REGULATORY ASSETS AND LIABILITIES: Included in deferred charges and other assets and in deferred credits and other liabilities are regulatory items that are expected to be recognized when included in future rates and recovered from or refunded to customers as directed by the state public utility commissions. These regulatory assets and liabilities include items that the public utility commissions have ordered the Company's regulated utilities to defer and prudently incurred costs where the Company expects that recovery is probable because of the past practices of the public utility commissions.

Regulatory assets consisted of the following at December 31:

-----------------------------------------------
(thousands of dollars)           1995     1994
-----------------------------------------------
Regulatory assets:
 Recoverable income taxes      $39,013  $48,295
 Deferred employee benefits     17,792   12,831
 Other                          13,349   13,024
-----------------------------------------------
Total regulatory assets        $70,154  $74,150
-----------------------------------------------

REAL ESTATE: Real estate properties are carried at the lower of cost, which includes original purchase price and direct development costs, or fair value. Real estate taxes and interest costs are capitalized during the development period. The amount of interest capitalized was $1.4 million in 1995, $2.7 million in 1994 and $2.6 million in 1993. Real estate operating revenues include rental income from commercial properties, proceeds from the disposition of real estate properties, revenues from golf course operations and fees from consulting services.

UNAMORTIZED DEBT EXPENSE: Debt premium, debt discount and deferred debt expenses are amortized to income or expense over the lives of the applicable issues.

REVENUES FROM UTILITY OPERATIONS: United Water New Jersey and United Waterworks recognize as revenues billings to customers, plus estimated revenues for consumption for the period from the date of
the last billing to the balance sheet date.   United Water New York recognizes
revenues as bills are rendered to customers and does not accrue for unbilled revenues. United Water New York and United Water New Rochelle have been directed by the New York Public Service Commission (PSC) to institute a Revenue Reconciliation Clause, which requires the reconciliation of billed revenues with pro forma revenues that were used to set rates. Any variances outside a threshold range are accrued or deferred for subsequent recovery from or refund to customers. At December 31, 1995, United Water New York and United Water New Rochelle had $906,000 of net unamortized revenue deferrals, which are available to offset other incremental deferred costs or to be refunded to customers over a three-year period. These deferrals were related to revenues in excess of amounts used to set rates, reductions in federal income taxes and reductions in pension expense.

DEPRECIATION: Depreciation of utility plant and real estate properties is recognized using the straight-line method over the estimated service lives of the properties. Utility plant depreciation rates are prescribed by the public utility commissions. The provisions for depreciation in 1995, 1994 and 1993 were equivalent to 2.1%, 2.1% and 2.2%, respectively, of average depreciable utility plant in service. Real estate properties are depreciated over estimated lives ranging between 25 and 50 years. For federal income tax purposes, depreciation is computed using accelerated methods and, in general, shorter depreciable lives as permitted under the Internal Revenue Code.

INCOME TAXES: The Company and its eligible subsidiaries file a consolidated federal income tax return. Federal income taxes are deferred under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes are provided for all differences between financial statement and tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that income taxes will be recoverable or refundable through future revenues.

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

STATEMENT OF CASH FLOWS: United Water considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company made cash payments for interest (net of amounts capitalized) and federal and state income taxes as follows:

-----------------------------------------------------------------
(thousands of dollars)                    1995     1994     1993
-----------------------------------------------------------------
Interest, net of amounts capitalized    $43,701  $37,386  $21,328
Income taxes                             15,415   11,205    2,915
-----------------------------------------------------------------

The following is a supplemental schedule of non-cash transactions related to the Merger (see Note 2):

----------------------------------------------------------
(thousands of dollars)                              1994
----------------------------------------------------------
Fair value of assets purchased                    $667,435
Less:
 Liabilities assumed                               464,749
 Common stock issued                               123,170
 Fair value of preferred stock assumed              31,135
 Fair value of preference stock issued              43,322
----------------------------------------------------------
 Cash paid for GWC, net of cash received          $  5,059
----------------------------------------------------------

NEW ACCOUNTING STANDARDS: In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and specifies the criteria for the determination and measurement of an impairment loss. United Water has elected early adoption of SFAS No. 121. As a result of changes in market conditions, development plans, projections of cash flows and other considerations, the Company revalued certain investments in its real estate and environmental testing subsidiaries. Measurements of value used by the Company included market prices and the use of discounted cash flows. The Company has recorded a $12.1 million non-cash impairment loss in the fourth quarter of 1995, included as part of operation and maintenance expenses in the statement of consolidated income, in accordance with the provisions of SFAS No. 121.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages the use of that method of accounting for all employee stock compensation plans. However, SFAS No. 123 also permits the measurement of compensation costs using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." If the Company elects to account for its employee stock compensation plans under the guidance prescribed by APB Opinion No. 25, the Company will be required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The accounting requirements of this new standard are effective for transactions entered into in fiscal years that begin after December 15, 1995. Although the Company has not made a decision as to which method it will utilize, the adoption of this standard is not expected to have a material effect on the financial position or results of operations of the Company. See Note 8 for further disclosure on employee stock compensation plans.

NOTE 2 - MERGER

On April 22, 1994, United Water completed a merger (the Merger) with GWC Corporation (GWC), in which United Water was the surviving corporation. GWC's principal assets included 100% of the stock of General Waterworks Corporation (presently known as United Waterworks), which currently owns regulated water and wastewater utilities operating in 13 states, and a 25% indirect investment in JMM Operational Services, Inc. (JMM). JMM provides operations and management services to government and industry for water and wastewater treatment facilities. The Merger was accounted for under the purchase method and resulted in the recording of a utility plant acquisition adjustment of $67 million. In exchange for the common stock of GWC that was issued and outstanding immediately preceding the Merger, United Water (i) issued 9,295,860 shares of United Water common stock, (ii) issued 3,341,078 shares of United Water 5% cumulative convertible preference stock, with a liquidation price of $13.794 per share, and
(iii) paid former shareholders of GWC $8.9 million in cash. In addition, each share of GWC 7 5/8% cumulative preferred stock outstanding at the time of the Merger was converted into one fully paid non-assessable share of United Water
7 5/8% cumulative preferred stock, with equal stated dividends and substantially similar rights, privileges, qualifications and restrictions.

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

The financial results of the former subsidiaries of GWC are included in United Water's financial results beginning April 1, 1994. The following unaudited pro forma condensed income statement information gives effect to the Merger as if it had occurred at the beginning of 1994. Pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. In addition, the pro forma results are not intended to be a projection of future results.

--------------------------------------------------------------------
(thousands of dollars except per share data)       1995       1994
--------------------------------------------------------------------
                                                  Actual   Unaudited
Operating revenues                               $327,828  $322,192
Operating income                                   78,328    89,442
Net income applicable to common stock              17,343    27,724
Net income per common share                      $    .54  $    .91
--------------------------------------------------------------------

As disclosed in Note 1, the Company recorded a $12.1 million non-cash, pre-tax impairment loss in the fourth quarter of 1995 for various parcels of land held by its real estate subsidiary and for its investment in the environmental testing business.

NOTE 3 - TRANSFER OF NEW MEXICO OPERATIONS

United Waterworks owns a utility subsidiary which provides water and wastewater services to customers in Rio Rancho, New Mexico. In December 1994, the city of Rio Rancho (the City) filed an application for immediate possession of the Company's utility system in Rio Rancho through condemnation. In April 1995, the City and the Company's utility subsidiary entered into a stipulation in settlement of the condemnation action (the Stipulation) whereby the City would deposit and eventually pay the Company $69 million for its utility operations in New Mexico plus the amount of net capital additions made to the water and wastewater systems by the Company in 1995. A court order allowed the City to take possession on June 30, 1995, upon making a deposit with the court. The City deposited $69 million with the court pursuant to the court order and Stipulation, and on June 30, 1995, the City assumed possession of the operations of the utility subsidiary. The Stipulation required, among other things, that the transaction be completed and approved by October 30, 1995.

In the fourth quarter of 1995, the New Mexico Public Utility Commission (PUC) issued a ruling refusing to permit the Company to relinquish its systems to the City. The Company and the City appealed the PUC ruling to the Supreme Court of New Mexico. In January 1996, the Supreme Court of New Mexico ruled that the PUC has no jurisdiction over the right of a municipality to condemn its regulated water and sewer utilities nor the right to require a privately owned utility to seek PUC approval for the forced transfer of its facilities. Although the Stipulation expired by its own terms on October 30, 1995, the Company has asked the Supreme Court of New Mexico to bind the City to the Stipulation and complete the transaction at the agreed price and terms. In March 1996, the Supreme Court issued an order denying the Company's request and dismissing the case before it. The Company continues to meet with City representatives to attempt to complete the transaction. For financial reporting purposes, this transfer has not been recognized as of December 31, 1995. In July 1995, in accordance with the court order and Stipulation, the Company withdrew approximately $35 million of the $69 million on deposit with the court. The Company used the proceeds to repay a portion of its outstanding notes payable. The remaining deposit of $34 million with the court is not included in the Company's assets. The $35 million received by the Company has been included in other deferred credits and liabilities in its consolidated balance sheet at December 31, 1995.

Management believes that neither the resolution of this matter nor the absence of the Company's utility operations in Rio Rancho will have a material adverse effect upon the financial position or results of operations of the Company. Because the City took possession of the utility's operations on June 30, 1995, the Company has lost revenues for the last six months of 1995. For the first six months of 1995, the Company's Rio Rancho utility had revenues of $6 million; for the nine months ended December 31, 1994, its revenues totaled $9.4 million.

NOTE 4 - NOTES PAYABLE

United Water and its subsidiaries have a number of credit lines with banks. Borrowings under these credit lines generally bear interest at rates between the London Interbank Offered Rate (LIBOR) and the prime lending rate. United Water pays commitment fees under arrangements with certain of these banks to compensate them for services and to support these lines of credit. There are no legal restrictions placed on the withdrawal or other use of these bank balances.

The total credit lines available, the amounts outstanding and the range of interest rates at December 31 were as follows:


---------------------------------------------------------
(thousands of dollars)               1995          1994
---------------------------------------------------------
Total credit lines available       $204,695      $189,200
Outstanding                          43,500        76,450
Interest rates                  5.8% to 6.4%  6.2% to 6.9%
---------------------------------------------------------

NOTE 5 - LONG-TERM DEBT

The long-term debt repayments over each of the next five years are as follows:
1996--$13.3 million; 1997--$34.4 million; 1998--$24 million; 1999--$25 million and 2000--$6.5 million. Substantially all of the utility plant of United Water New Jersey and United Water New York is subject to first mortgage liens, and both companies, as well as United Waterworks and other subsidiaries of United Water, are subject to certain restrictive covenants related to debt issued by those subsidiaries.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The future capital expenditures of the Company's utility subsidiaries are projected to aggregate $290 million over the next five years, including $57 million and $63 million in 1996 and 1997, respectively. United Properties currently projects spending $18.6 million over the next five years for capital expenditures on its existing real estate portfolio, including $7 million and $420,000 in 1996 and 1997, respectively.

United Properties owns several office buildings, with an aggregate net book value of $46 million (net of accumulated depreciation of $7.6 million), which are leased to tenants under various operating leases. The following is a schedule, by year, of the minimum future rental income on non-cancelable operating leases outstanding at December 31, 1995:

---------------------------------------------
(thousands of dollars)
---------------------------------------------
1996                                  $ 6,354
1997                                    6,325
1998                                    5,789
1999                                    4,510
2000                                    2,840
Thereafter                              1,297
---------------------------------------------
Total minimum future rental income    $27,115
---------------------------------------------

United Water's total consolidated rental expense was approximately $4.1 million
in 1995, $2.9 million in 1994 and $1.7 million in 1993.   The minimum future
lease payments under all non-cancelable operating leases, which consist primarily of buildings and automobiles, at December 31, 1995 are as follows:

----------------------------------------------
(thousands of dollars)
----------------------------------------------
1996                                   $ 3,862
1997                                     3,330
1998                                     1,988
1999                                     1,013
2000                                       400
Thereafter                                 340
----------------------------------------------
Total minimum future lease payments    $10,933
----------------------------------------------

The Company has various purchase commitments for materials, supplies and other services incidental to the ordinary conduct of business. In addition, the Company is routinely involved in legal actions arising in the ordinary course of its utility operations. In the opinion of management, none of these matters will have a material adverse impact on the Company.

NOTE 7 - PREFERRED AND PREFERENCE STOCK

The utility subsidiaries of the Company have issued and outstanding cumulative preferred stock, generally with mandatory redemption provisions requiring annual sinking fund payments. These sinking fund requirements total $260,000 in each of the years 1996 and 1997 and $2,073,000 in 1998 through 2000. The redemption of cumulative preferred stock was $260,000 in each of the years 1995, 1994 and 1993. In addition, except as described in the next paragraph, optional sinking fund provisions can be exercised and redemptions made at specific prices for all preferred stock issues. Redemptions require payment of accrued and unpaid dividends up to the date fixed for redemption.

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

NOTE 8 - INCENTIVE STOCK PLANS

Under the Company's management incentive plan, the following options have been granted to key employees:

--------------------------------------------------------------
                                   Number of   Exercise price
                                    options      per option
--------------------------------------------------------------
Outstanding at December 31, 1992    439,512  $11.375 to 17.000
  Granted                           114,960   14.500 to 15.500
  Exercised                         (18,654)  11.375 to 12.270
  Canceled or expired                (1,255)       17.000
--------------------------------------------------------------
Outstanding at December 31, 1993    534,563  $11.375 to 17.000
  Granted                           183,910   13.750 to 14.500
  Exercised                          (2,900)       11.375
  Canceled or expired               (10,781)  11.375 to 17.000
--------------------------------------------------------------
Outstanding at December 31, 1994    704,792  $11.375 to 17.000
  Granted                           210,020        13.250
  Exercised                         (12,047)  11.375 to 12.270
  Canceled or expired               (88,095)  11.375 to 17.000
--------------------------------------------------------------
OUTSTANDING AT
DECEMBER 31, 1995                   814,670  $11.375 to 17.000
--------------------------------------------------------------

All options are currently exercisable and represent the only stock options outstanding at December 31, 1995. A total of 1,140,625 common shares are reserved for issuance under the management incentive plan.

In May 1993, the shareholders approved the creation of dividend units to be issued in conjunction with stock options granted under the management incentive plan. One dividend unit may be attached to each unexercised option to purchase a share of United Water common stock, which entitles the option holder to accrue, as a credit against the option exercise price, the aggregate dividends actually paid on a share of United Water common stock while the dividend unit is in effect. The dividend units are designed to create an incentive for option holders to exercise their options and tie that incentive to the dividend payments on the common stock. United Water recorded compensation expense of $228,000 in 1995, $274,000 in 1994 and $47,000 in 1993 with respect to the management incentive plan.

In May 1988, the shareholders approved a restricted stock plan for certain key employees. United Water issued 2,500 shares in 1995, 3,750 shares in 1994 and 7,500 shares in 1993 in connection with the restricted stock plan. Such shares are earned by the recipients over a 5-year period. United Water recorded compensation expense of $67,000 in 1995, $93,000 in 1994 and $301,000 in 1993 with respect to this restricted stock plan.

NOTE 9 - SHAREHOLDER RIGHTS PLAN

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

NOTE 10 - EMPLOYEE BENEFITS

POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS: The Company sponsors a defined benefit postretirement plan that covers hospitalization, major medical benefits and life insurance benefits for salaried and non-salaried employees. The Company is funding a portion of its postretirement health care benefits through contributions to Voluntary Employees' Beneficiary Association (VEBA) Trusts.

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

The following sets forth the plan's funded status and reconciles that funded status to the amounts recognized in the Company's balance sheet as of December 31:

-----------------------------------------------------------------------------
(thousands of dollars)                                      1995       1994
-----------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
   Retirees                                              $(13,967)  $(11,983)
   Fully eligible actives                                 (15,122)   (11,461)
   Other actives                                          (18,980)   (16,593)
-----------------------------------------------------------------------------
      Total                                               (48,069)   (40,037)
   Plan assets at fair value                               12,320      7,123
-----------------------------------------------------------------------------
      Funded status                                       (35,749)   (32,914)
Unrecognized transition obligation                         25,018     23,503
Unrecognized gain                                          (1,801)      (600)
-----------------------------------------------------------------------------
Accrued postretirement benefit cost                      $(12,532)  $(10,011)
-----------------------------------------------------------------------------

Net periodic postretirement benefit cost components were as follows:

------------------------------------------------------------------------
(thousands of dollars)                        1995      1994      1993
------------------------------------------------------------------------
Service cost                                 $2,521    $1,362    $  761
Interest cost                                 3,578     3,226     2,455
Actual return on plan assets                     88       103      (106)
Amortization of transition obligation         1,453     1,512     1,517
Net amortization and deferral                  (649)     (476)      (65)
------------------------------------------------------------------------
Net periodic postretirement benefit cost     $6,991    $5,727    $4,562
------------------------------------------------------------------------

The assumed discount rate and expected return on assets used in determining the APBO were as follows:

-------------------------------------------------
                              1995   1994   1993
-------------------------------------------------
Assumed discount rate        7.375%   9.0%  7.75%
Expected return on assets     8.25%  8.25%  8.25%
-------------------------------------------------

The associated health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 1995 was 12.0%, gradually declining to 5.0% in 2002 and thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO as of December 31, 1995, by $7.2 million, to a total of $55.3 million, and the aggregate net periodic postretirement benefit cost for 1995 by $983,000, to a total of $8 million. Postretirement health care costs in excess of those currently included in rates have been deferred in those jurisdictions where their recovery is deemed probable. At December 31, 1995 and 1994, United Water had regulatory assets of $17.8 million and $12.8 million, respectively, for recovery in future rates.

DEFINED BENEFIT PENSION PLANS: Most of United Water's employees are covered by trusteed, non-contributory, defined benefit pension plans. Benefits under these plans are based upon years of service and the employee's compensation during the last five years of employment. United Water's policy is to fund amounts accrued for pension expense to the extent deductible for federal income tax purposes.
It is expected that no funding will be made for 1995.

The components of net periodic pension cost were as follows:

---------------------------------------------------------------
(thousands of dollars)             1995       1994       1993
---------------------------------------------------------------
Current year service cost        $  2,959   $  3,456    $ 1,941
Interest cost                       9,144      7,829      4,564
Actual return on plan assets      (32,235)       818     (5,043)
Net amortization and deferral      19,632    (12,552)    (3,535)
---------------------------------------------------------------
Net periodic pension income      $   (500)  $   (449)   $(2,073)
---------------------------------------------------------------

The status of the funded plans at December 31 was as follows:

--------------------------------------------------------------------
(thousands of dollars)                            1995        1994
--------------------------------------------------------------------
Accumulated benefit obligation:
 Vested                                         $104,832    $ 80,643
 Non-vested                                        6,010       5,674
--------------------------------------------------------------------
  Total                                         $110,842    $ 86,317
--------------------------------------------------------------------
Fair value of plan assets (primarily
 stocks and bonds, including
 $6.9 million and $7.2 million,
 respectively, in common stock
 of United Water)                               $160,391    $134,522
Projected benefit obligation (PBO)               133,670     103,617
--------------------------------------------------------------------
Plan assets in excess of PBO                      26,721      30,905
Unrecognized prior service cost                    2,121         775
Unrecognized net gain                            (11,073)    (14,146)
Remaining unrecognized net transition asset
 from applying the standard in
 1987 (amortized over 18 years)                   (5,450)     (6,076)
--------------------------------------------------------------------
Prepaid pension cost recognized
 in the consolidated balance sheet              $ 12,319    $ 11,458
--------------------------------------------------------------------

The major actuarial assumptions used in the foregoing calculations were as follows:

-----------------------------------------------------------------
                                           1995     1994    1993
-----------------------------------------------------------------
Assumed discount rate                       7.25%    9.0%    7.5%
Assumed range of compensation increase    3.75-5%  4.5-5%  4.5-5%
Expected long-term rate of return on
    plan assets                             8.75%   8.75%   8.75%
-----------------------------------------------------------------'

SUPPLEMENTAL BENEFIT PLANS: Certain categories of employees are covered by non-funded supplemental plans. The projected benefit obligations of these plans at December 31, 1995 totaled $7.2 million. The unfunded accumulated benefit obligation of $5.8 million has been recorded in other deferred credits and liabilities and an intangible pension asset of $1.4 million is included in deferred charges and other assets at December 31, 1995.

United Water made contributions of $1,093,000, $921,000 and $552,000 in 1995, 1994 and 1993, respectively, to defined contribution savings plans.

NOTE 11 - RATE MATTERS

The following rate increases were awarded to the Company's regulated utilities during 1995:

--------------------------------------------------------------------
                             Effective  Allowed   Annual       %
(thousands of dollars)          Date      ROE    Increase   Increase
--------------------------------------------------------------------
UW Illinois                     1/10     11.90    $  324      13.7
UW Vernon Hills                 2/22     12.00        23      10.2
UW Pennsylvania                 2/11     11.00       900       5.1
UW Missouri                     2/22     11.75       335      12.6
UW New Rochelle                 3/15     10.70      (218)     (1.4)
UW Arkansas                     4/06     11.60       950      16.7
UW Delaware                     5/09     11.45     1,350      10.2
UW New York                     8/08     11.00       622       1.5
UW Florida - Water              7/17      ---        144 *     2.2
UW Florida - Wastewater         7/17      ---        331 *     2.3
UW South Gate                  10/01      ---        148 *     8.3
UW Toms River                  11/22     11.25       975       7.9
--------------------------------------------------------------------
      Totals                                      $5,884
--------------------------------------------------------------------

* Rate awards represent annual adjustment clause increases based on inflation and other factors.

On July 10, 1995, United Water New Jersey applied to the New Jersey Board of Public Utilities for an 8.8%, or $10.4 million, increase in annual revenues to meet higher operation and maintenance costs, including postretirement benefits,
as well as a proposed change in depreciation rates.    A decision on this
application is expected before the end of the first quarter of 1996. In December 1995, United Water New Rochelle filed with the New York PSC for a $2.5 million, or 15.2%, increase in annual revenues to meet higher operation and maintenance costs. A decision on this application is not expected until the fourth quarter of 1996. Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested, primarily due to circumstances that change while the rate case is being processed.

NOTE 12 - INCOME TAXES

DEFERRED INCOME TAX ASSETS AND LIABILITIES: Deferred tax liabilities (assets) and deferred investment tax credits consisted of the following at December 31:

-------------------------------------------------------------
(thousands of dollars)                     1995        1994
-------------------------------------------------------------
Basis differences of property, plant
   and equipment                         $106,764    $110,254
Real estate transactions and
   capitalized costs                       15,845      19,083
Other liabilities                          26,260      27,760
-------------------------------------------------------------
   Gross deferred tax liabilities         148,869     157,097
-------------------------------------------------------------
Alternative minimum tax credit
   carryforwards                           (8,975)     (7,968)
Other assets                               (8,141)    (10,104)
-------------------------------------------------------------
   Gross deferred tax assets              (17,116)    (18,072)
-------------------------------------------------------------
   Deferred investment tax credits         23,505      23,995
-------------------------------------------------------------
Total deferred tax liability
   and investment tax credits            $155,258    $163,020
-------------------------------------------------------------

INCOME TAX PROVISION: A reconciliation of income tax expense at the statutory federal income tax rate to the actual income tax expense for 1995, 1994 and 1993 is as follows:

-----------------------------------------------------------------------------
(thousands of dollars)                             1995       1994       1993
-----------------------------------------------------------------------------
Statutory tax rate                                  35%        35%        35%
Federal taxes at statutory rates on pretax
    income before preferred stock
    dividends of subsidiaries                  $13,523    $19,015    $12,214
Utility plant acquisition adjustment               682        644         --
State income taxes, net of federal benefit         290        521        487
Deferred investment tax credits                   (489)      (477)      (298)
Other                                              198        968        177
-----------------------------------------------------------------------------
Provision for income taxes                     $14,204    $20,671    $12,580
-----------------------------------------------------------------------------

Income tax expense for 1995, 1994 and 1993 consisted of the following:

--------------------------------------------------------------------------------
(thousands of dollars)                             1995       1994       1993
--------------------------------------------------------------------------------
Current:
    Federal                                       $11,518    $ 9,897    $ 1,562
    State                                           1,731        890        751
--------------------------------------------------------------------------------
    Total current                                 $13,249    $10,787    $ 2,313
--------------------------------------------------------------------------------
Deferred (prepaid):
   Accelerated depreciation                       $ 8,420    $ 7,779    $ 5,144
   Contributions and advances for
      construction                                 (3,228)    (4,148)       509
   Prepaid employee benefits                        1,626      1,775      1,772
   Real estate transactions
      and capitalized costs                        (3,383)     1,466      3,613
   Alternative minimum tax                         (1,007)    (1,261)    (2,184)
   Investment tax credits                            (489)      (477)      (298)
   State income taxes, net of federal benefit        (718)        37       (258)
   Other                                             (266)     4,713      1,969
--------------------------------------------------------------------------------
   Total deferred                                 $   955    $ 9,884    $10,267
--------------------------------------------------------------------------------
Total provision for income taxes                  $14,204    $20,671    $12,580
--------------------------------------------------------------------------------

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts at December 31, 1995 and 1994, of those current assets and liabilities that are considered financial instruments approximates their fair values at those dates because of the short maturity of those instruments. Such current assets and liabilities include cash and cash equivalents, restricted cash, accounts receivable and unbilled revenues, notes payable, accounts payable and accrued interest and other current liabilities. Real estate and other investments consist primarily of real estate and equity investments in affiliates and are not financial instruments. The Company understands that there are no quoted market prices for the Company's preferred stock, preference stock or long-term debt. The fair values of the Company's long-term debt and preferred and preference stock have been determined by discounting their future cash flows using approximate current market interest rates for securities of a similar nature and duration.

The estimated fair values of United Water's financial instruments at December 31 were as follows:

---------------------------------------------------------
                                       Carrying    Fair
(thousands of dollars)                  amount    value
---------------------------------------------------------
1995
Long-term debt                         $558,658  $639,311
Preferred and preference stock with
   mandatory redemption                  98,091   102,837
---------------------------------------------------------
1994
Long-term debt                         $505,204  $514,200
Preferred and preference stock with
   mandatory redemption                  98,173    92,700
---------------------------------------------------------

The Company's customer advances for construction have a carrying value of $27.8 million and $30.5 million at December 31, 1995 and 1994, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases.

NOTE 14 - SEGMENT INFORMATION

------------------------------------------------------------------------------------------
                                                               Parent, Other
                                                     Real     Operations and
(thousands of dollars)           Utilities          Estate     Eliminations   Consolidated
------------------------------------------------------------------------------------------
1995
Operating revenues               $  297,183        $ 10,433       $ 20,212     $  327,828
Income before income taxes           55,084          (7,228)       (11,514)        36,342
Depreciation and amortization        27,148           1,299          1,706         30,153
Capital expenditures                 70,854           3,789          3,542         78,185
Identifiable assets               1,361,492          92,265         62,951      1,516,708
------------------------------------------------------------------------------------------
1994
Operating revenues               $  262,133        $ 11,854       $ 19,009     $  292,996
Income before income taxes           51,035           3,552         (2,575)        52,012
Depreciation and amortization        22,522           1,210          1,465         25,197
Capital expenditures                 57,959           6,828          2,122         66,909
Identifiable assets               1,328,020          97,555         31,852      1,457,427
------------------------------------------------------------------------------------------
1993
Operating revenues               $  154,497        $ 33,963       $ 11,958     $  200,418
Income before income taxes           29,073           6,024         (2,539)        32,558
Depreciation and amortization        11,854           1,272          1,150         14,276
Capital expenditures                 15,993           5,240          1,701         22,934
Identifiable assets                 614,766         106,342         19,418        740,526
------------------------------------------------------------------------------------------

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                  -------------------------------------------

                    UNITED WATER RESOURCES AND SUBSIDIARIES

---------------------------------------------------------------------------
                                                      QUARTER
(thousands except per share data)         FIRST   SECOND    THIRD    FOURTH
---------------------------------------------------------------------------
1995
Operating revenues                       $71,405  $83,570  $96,384  $76,469
Operating income                          14,146   24,253   35,111    4,818
Net income applicable to common stock        831    7,571   14,394   (5,453)
Net income per common share              $   .03  $   .24  $   .45 ($   .17)
---------------------------------------------------------------------------
1994
Operating revenues                       $39,015  $82,397  $93,487  $78,097
Operating income                           7,069   23,665   33,534   19,168
Net income applicable to common stock      2,367    7,739   14,094    3,687
Net income per common share              $   .12  $   .28  $   .46  $   .12
---------------------------------------------------------------------------
1993
Operating revenues                       $35,895  $43,341  $78,225  $42,957
Operating income                           6,930   12,567   24,791   11,072
Net income applicable to common stock        706    3,924   11,206    4,142
Net income per common share              $   .04  $   .20  $   .57  $   .21
---------------------------------------------------------------------------

As disclosed in Note 1 to the consolidated financial statements, the Company recorded a $12.1 million non-cash, pre-tax impairment loss in the fourth quarter of 1995 for various parcels of land held by its real estate subsidiary and for its investment in the environmental testing business.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

         There were no changes in or disagreements with accountants on accounting and financial disclosure in 1995.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

     The following documents are filed as part of this report:

(a)  Financial Statements and Supplementary Data:   See Item 8
(b)  Reports on Form 8-K filed in the fourth quarter of 1995:   None
(c)  Exhibits:

    3(i) (a) Restated Certificate of Incorporation (Articles of Incorporation) of United Water Resources Inc., dated July 14, 1987 (Filed as
              Exhibit 4(b) to Registration Statement No. 33-20067.)

    3(i) (b) Certificate of Correction to Restated Certificate of Incorporation of United Water Resources Inc., dated August 13, 1987 (Filed as
              Exhibit 4(c) to Registration Statement No. 33-20067).

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

    10(a) Employment Agreement between and among United Water Resources Inc. its Subsidiaries and Affiliates and Donald L. Correll (filed as
              Exhibit 10(a) to Form 10-K for the fiscal year ended December 31,
              1994)

    10(b) Employment Agreement by and between General Waterworks Corporation and Ronald S. Dungan (filed as Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1994)

    10(c) Executive Employment Agreement by and between United Water Resources and Richard B. McGlynn (filed as Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1994)

    21        Subsidiaries of registrant

    23        Consent of Independent Accountants

    27        Financial Data Schedule

            U N I T E D    W A T E R    R E S O U R C E S    I N C.


                 SCHEDULE VIII  -  CONSOLIDATED  VALUATION  AND
                              QUALIFYING  ACCOUNTS
                            (THOUSANDS  OF  DOLLARS)


                                                    DECEMBER 31,
                                          -------------------------------
                                            1995        1994        1993
-------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Balance at beginning of period         $ 1,373    $  1,273    $  1,272


   Charges to costs and expenses            1,967       1,970       1,278


   Accounts written off                    (2,275)     (2,071)     (1,460)


   Recoveries of accounts written off         234         201         183
                                          -------    --------    --------

   BALANCE AT END OF PERIOD               $ 1,299    $  1,373    $  1,273
                                          =======    ========    ========


REAL ESTATE VALUATION RESERVE:
   Balance at beginning of period         $ 3,266    $  4,111    $    ---


   Charges to costs and expenses            9,430         ---       4,111


   Sales of properties                        ---        (845)        ---
                                          -------    --------    --------

   BALANCE AT END OF PERIOD               $12,696    $  3,266    $  4,111
                                          =======    ========    ========

                              S I G N A T U R E S

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNITED  WATER  RESOURCES  INC.
                                      -----------------------------
                                               (Registrant)




       March 7, 1996                  By    DONALD  L.  CORRELL
   --------------------                 ---------------------------
                                             Donald L. Correll
                                            Chairman, President
                                        and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                    TITLE                   DATE
         ---------                    -----                   ----

    DONALD  L.  CORRELL         Chairman, President
---------------------------     and Chief Executive        March 7, 1996
    (Donald L. Correll)              Officer


    DOUGLAS  W.  HAWES               Secretary             March 7, 1996
---------------------------        and Director
    (Douglas W. Hawes)


     JOHN  J.  TURNER                Treasurer             March 7, 1996
---------------------------
     (John J. Turner)

                                   DIRECTORS
                                   ---------


EDWARD  E.  BARR         3/7/96      ROBERT  L.  DUNCAN,  JR.   3/7/96
-----------------------  ------      ------------------------   ------
(Edward E. Barr)         Date        (Robert L. Duncan, Jr.)    Date


FRANK  J.  BORELLI       3/7/96      JON  F.  HANSON            3/7/96
-----------------------  ------      ------------------------   ------
(Frank J. Borelli)       Date        (Jon F. Hanson)            Date


PHILIPPE  BRONGNIART     3/7/96      GEORGE  M.  HASKEW,  JR.   3/7/96
-----------------------  ------      ------------------------   ------
(Philippe Brongniart)    Date        (George M. Haskew, Jr.)    Date


LAWRENCE  R.  CODEY      3/7/96      DOUGLAS  W.  HAWES         3/7/96
-----------------------  ------      ------------------------   ------
(Lawrence R. Codey)      Date        (Douglas W. Hawes)         Date


DONALD  L.  CORRELL      3/7/96      DENNIS  M.  NEWNHAM        3/7/96
-----------------------  ------      ------------------------   ------
(Donald L. Correll)      Date        (Dennis M. Newnham)        Date


PETER  DEL  COL          3/7/96      JACQUES  F.  PETRY         3/7/96
-----------------------  ------      ------------------------   ------
(Peter Del Col)          Date        (Jacques F. Petry)         Date


ALLAN  R.  DRAGONE       3/7/96      MARCIA  L.  WORTHING       3/7/96
-----------------------  ------      ------------------------   ------
(Allan R. Dragone)       Date        (Marcia L. Worthing)       Date