Form 10-Q
period 1996-03-31
UNITED WATER RESOURCES INC
filed 1996-05-13
CIK 715969

                                 UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            WASHINGTON, D. C. 20549

                                   FORM  10-Q


[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15 (D)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR THE QUARTERLY PERIOD ENDED    MARCH 31, 1996
                               ---------------------

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15 (D)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from _____________ to ______________

Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        New Jersey                                          22-2441477
- ----------------------------                          -----------------------
(State or other Jurisdiction                             (I.R.S. Employer
     of Incorporation)                                  Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
- -------------------------------------------------------------------------------
               (Address of principal executive office) (zip code)


                                  201-784-9434
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes     X      No
                                             ---------     ----------


Common shares of stock outstanding as of April 30, 1996   33,538,155
                                                          ----------

                        PART  I - FINANCIAL  INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
- -------------------------------

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEET
                             (THOUSANDS OF DOLLARS)

                                                      MARCH 31,   DECEMBER 31,
                                                        1996          1995
                                                     -----------  ------------
                                                     (UNAUDITED)
ASSETS
- ------
UTILITY PLANT, including $22,959 and $19,899
    under construction                                $1,265,067    $1,334,807
  LESS accumulated depreciation                          248,276       253,529
                                                      ----------    ----------
                                                       1,016,791     1,081,278
                                                      ----------    ----------

UTILITY PLANT ACQUISITION ADJUSTMENTS, NET                63,290        71,898
                                                      ----------    ----------
REAL ESTATE AND OTHER INVESTMENTS,
    less accumulated depreciation of $15,197
    and $14,626                                           98,464        98,082
                                                      ----------    ----------

CURRENT ASSETS:
  Cash and cash equivalents                                4,655         4,529
  Restricted cash                                         45,078        52,677
  Customers' accounts receivable and
    unbilled revenues, net                                53,394        55,325
  Other accounts receivable                               38,478         7,302
  Prepaid and other current assets                        15,859        15,103
                                                      ----------    ----------
                                                         157,464       134,936
                                                      ----------    ----------
DEFERRED CHARGES AND OTHER ASSETS:
  Regulatory assets                                       73,986        70,154
  Prepaid employee benefits                               12,497        12,319
  Unamortized debt expense                                25,972        26,242
  Other deferred charges and assets                       25,715        21,799
                                                      ----------    ----------
                                                         138,170       130,514
                                                      ----------    ----------
                                                      $1,474,179    $1,516,708
                                                      ==========    ==========

CAPITALIZATION AND LIABILITIES
- ------------------------------
CAPITALIZATION:
  Common stock and retained earnings                  $  352,024    $  358,302
  Preferred stock without mandatory
    redemption                                             9,000         9,000
  Preferred stock with mandatory
    redemption                                            54,391        54,397
  Preference stock, convertible, with
    mandatory redemption                                  43,750        43,694
  Long-term debt                                         558,243       558,658
                                                      ----------    ----------
                                                       1,017,408     1,024,051
                                                      ----------    ----------
CURRENT LIABILITIES:
  Notes payable                                           42,500        43,500
  Preferred stock and long-term debt due
    within one year                                       13,619        13,575
  Accounts payable and other accruals                     26,727        32,650
  Accrued taxes                                           27,971        25,678
  Dividends payable                                        8,320           198
  Accrued interest and other current
    liabilities                                           10,812         8,048
                                                      ----------    ----------
                                                         129,949       123,649
                                                      ----------    ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes and investment
    tax credits                                          166,362       155,258
  Customer advances for construction                      25,416        27,804
  Contributions in aid of construction                   115,548       132,836
  Other deferred credits and liabilities                  19,496        53,110
                                                      ----------    ----------
                                                         326,822       369,008
                                                      ----------    ----------
                                                      $1,474,179    $1,516,708
                                                      ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                      STATEMENT  OF  CONSOLIDATED  INCOME
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                      ------------------------------------
                                                1996          1995
                                                ----          ----

OPERATING REVENUES                           $71,293       $71,405
                                             -------       -------
OPERATING EXPENSES:
 Operation and maintenance                    37,581        37,643
 Depreciation and amortization                 7,755         7,623
 General taxes                                12,323        11,993
                                             -------       -------

  TOTAL OPERATING EXPENSES                    57,659        57,259
                                             -------       -------

OPERATING INCOME                              13,634        14,146
                                             -------       -------

INTEREST AND OTHER EXPENSES:
 Interest expense, net of
  amount capitalized                          10,966        10,580
 Allowance for funds used
  during construction                           (405)         (463)
 Preferred stock dividends
  of subsidiaries                                573           578
 Gain on settlement of Rio
  Rancho condemnation proceedings            (10,372)           --
 Other income, net                              (661)         (188)
                                             -------       -------

  TOTAL INTEREST AND OTHER
   EXPENSES                                      101        10,507
                                             -------       -------

INCOME BEFORE INCOME TAXES                    13,533         3,639

PROVISION FOR INCOME TAXES                     7,452         1,610
                                             -------       -------

NET INCOME                                     6,081         2,029

Preferred and preference
 stock dividends                               1,200         1,198
                                             -------       -------

NET INCOME APPLICABLE TO
 COMMON STOCK                                $ 4,881       $   831
                                             =======       =======

AVERAGE COMMON SHARES
 OUTSTANDING (THOUSANDS)                      33,000        31,418

NET INCOME PER COMMON SHARE                    $0.15         $0.03
                                             =======       =======

DIVIDENDS PER COMMON SHARE                     $0.23         $0.23
                                             =======       =======


  The accompanying notes are an integral part of these consolidated financial statements

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                               FOR THE THREE
                                                          MONTHS ENDED MARCH 31,
                                                          ----------------------
                                                             1996          1995
                                                             ----          ----
OPERATING ACTIVITIES:
NET INCOME                                               $  6,081      $  2,029
ADJUSTMENTS TO RECONCILE NET INCOME
 TO NET CASH PROVIDED BY OPERATING
 ACTIVITIES:
 Depreciation and amortization                              7,960        7,814
 Gain on settlement of Rio Rancho
   condemnation proceedings                               (10,372)          --
 Deferred income taxes and investment
   tax credits, net                                        11,890        1,811
 Allowance for funds used during construction (AFUDC)        (405)        (463)
 Changes in assets and liabilities,
  net of effect of settlement of
  Rio Rancho condemnation proceedings:
   Accounts receivable and unbilled revenues                2,421        2,463
   Prepaid and other current assets                        (1,051)      (1,062)
   Prepaid employee benefits                                 (115)        (319)
   Regulatory assets                                       (5,388)        (438)
   Accounts payable and other accruals                     (5,923)      (8,766)
   Accrued taxes                                            2,293        2,640
   Accrued interest and other current liabilities           3,324          (16)
   Other, net                                                (985)      (2,501)
                                                         --------     --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                  9,730        3,192
                                                         --------     --------

INVESTING ACTIVITIES:
 Additions to utility plant (excludes
   AFUDC)                                                  (7,713)     (11,515)
 Additions to real estate and other
   properties                                                (952)      (2,407)
 Jersey City concession fee                                (2,500)          --
 Change in restricted cash                                  7,599        6,816
                                                         --------     --------
 NET CASH USED IN INVESTING ACTIVITIES                     (3,566)      (7,106)
                                                         --------     --------

FINANCING ACTIVITIES:
 Change in notes payable                                   (1,000)     (17,700)
 Additional long-term debt                                     --       22,000
 Reduction in preferred stock and
   long-term debt                                            (321)        (858)
 Issuance of common stock                                   4,543        4,976
 Dividends on common stock                                 (7,580)      (7,220)
 Dividends on preferred and preference
   stock                                                   (1,200)      (1,198)
 Net contributions and advances for
   construction                                              (480)       2,191
                                                         --------     --------
 NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (6,038)       2,191
                                                         --------     --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                             126       (1,723)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                        4,529        9,840
                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  4,655     $  8,117
                                                         ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                         1996      1995
                                                         ----      ----
Supplemental disclosures of cash flow information:

        Interest (net of amount capitalized)           $7,437   $10,594
        Income taxes                                      808       495

The following is a supplemental schedule of non-cash transactions related to the settlement of the Rio Rancho condemnation proceedings:

        Assets                                                  $   76,872
        Liabilities                                                (20,244)
                                                                ----------
        Net book value of assets sold                           $   56,628
                                                                ==========

        Fair value of assets sold                               $   67,000
        Cash received in July 1995                                 (35,330)
                                                                ----------
        Other accounts receivable at March 31, 1996             $   31,670
                                                                ==========

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 1 - GENERAL
- ----------------

          In the opinion of United Water Resources (United Water, or the Company), the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in the Company's audited consolidated financial statements included in its 1995 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform with current year presentation.

          Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of the results for a twelve month period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- --------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------


GENERAL
- -------

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

SETTLEMENT OF RIO RANCHO CONDEMNATION PROCEEDINGS
- -------------------------------------------------

          United Waterworks owned a utility subsidiary which provides water and wastewater services to customers in Rio Rancho, New Mexico. In April 1995, the city of Rio Rancho (the City) and the Company's utility subsidiary entered into a stipulation in settlement of a condemnation action (the Stipulation) whereby the City would deposit and eventually pay the Company $69 million for its utility operations in New Mexico plus the amount of net capital additions made to the water and wastewater systems by the Company in 1995. The Stipulation required, among other things, that the transaction be completed by October 30, 1995. The City deposited $69 million with the court pursuant to the court order and Stipulation, and on June 30, 1995, the City assumed possession of the operations of the utility subsidiary. In July 1995, the Company withdrew $35 million of the amount on deposit with the court.

          In the fourth quarter of 1995, the New Mexico Public Utility Commission (PUC) issued a ruling refusing to permit the Company to relinquish its systems to the City. The Company and the City appealed the PUC ruling to the Supreme Court of New Mexico. In January 1996, the Supreme Court of New Mexico ruled that the PUC has no jurisdiction over the right of a municipality to condemn its regulated water and sewer utilities nor the right to require a privately owned utility to seek PUC approval for the forced transfer of its facilities. Although the Stipulation expired by its own terms on October 30, 1995, the Company asked the Supreme Court of New Mexico to bind the City to the Stipulation and complete the transaction at the agreed price and terms. In March 1996, the Supreme Court issued an order denying the Company's request and dismissing the case before it.

          On March 29, 1996, the Company settled the condemnation proceeding with the city of Rio Rancho, New Mexico. The agreement was approved on the same day by the Thirteenth Judicial District Court in New Mexico. Under the terms of the agreement, the Company agreed to accept $67 million for the water and wastewater systems of its United Water New Mexico operations (including capital expenditures incurred in 1995). Results of this transaction are included in the Company's first quarter earnings. Because the City took possession of the utility's operations on June 30, 1995, the Company has lost revenues for the last nine months.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

- -------------------------------

          United Water anticipates that its future capital expenditures will be funded by internally generated funds, proceeds from the sale of its New Mexico operations, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York are parties to a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of March 31, 1996, $45.1 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

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

          United Properties currently expects to spend $18.6 million over the next five years for capital expenditures on its existing real estate portfolio. Expenditures are projected to be $7 million and $420,000 in 1996 and 1997, respectively. Funding for these expenditures is anticipated to come from sales of properties, operations of existing commercial properties and golf courses, and proceeds of new financings.

          At March 31, 1996, United Water had cash and cash equivalents of $4.7 million (excluding restricted cash) and unused short-term bank lines of credit of $161.4 million. Management expects that unused credit lines currently available, cash flows from operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

          On May 8, 1996 United Water announced that it reached an agreement in principle with Lyonnaise Europe plc, an affiliate of Lyonnaise des Eaux, to enter into a partnership to acquire 20% of the shares of Northumbrian Water Group Plc, the fifth largest investor-owned water company (by population served) in the United Kingdom. United Water's investment in the partnership will be made through a wholly-owned United Kingdom subsidiary.

- -------------------------------

          It is anticipated that United Water and Lyonnaise Europe plc each will invest approximately $65 million as equity contributions to the partnership. The partnership expects to borrow approximately $135 million to fund the balance of the purchase price of the Northumbrian Water shares through a 15-year loan which is non-recourse to the partners. United Water intends to partially finance its equity contribution to the partnership with the proceeds of a 10-year loan from an institutional lender. United Water and Lyonnaise Europe plc are in the process of negotiating the financing arrangements.


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

          At the end of March 1996, there were five rate cases pending in which the Company has requested an aggregate annual rate increase of $14.2 million. The most significant rate cases pending were filed by United Water New Jersey and United Water New Rochelle. United Water New Jersey applied to the New Jersey Board of Public Utilities in July 1995 for an 8.8%, or $10.4 million, increase in annual revenues to meet higher operation and maintenance costs, including postretirement benefits, as well as a proposed change in depreciation rates. A decision on this application is expected in the second quarter of 1996. In December 1995, United Water New Rochelle filed with the New York Public Service Commission for a $2.5 million, or 15.2%, increase in annual revenues to meet higher operation and maintenance costs. A decision on this application is not expected until the fourth quarter of 1996. Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested, primarily due to circumstances that change while the rate case is being processed. The Company expects to file additional rate cases in 1996 but does not expect that those rate awards, if received in 1996, will have a significant impact on revenues in 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996
- ---------------------------------------------------------

OVERVIEW

          United Water's net income applicable to common stock for the first quarter of 1996 increased to $4.9 million from $831,000 in the comparable period in 1995. Net income per common share for the first quarter of 1996 was 15 cents as compared to 3 cents for the same period last year. The increase in net income per share is attributable to a one-time, after-tax gain of $4.3 million resulting from the settlement of condemnation proceedings associated with our utility operations in Rio Rancho, New Mexico.

OPERATING REVENUES

          The $112,000 decrease in revenues from the same period in 1995 was attributable to the following factors:

(thousands of dollars)                   Increase (Decrease)
- ------------------------------------------------------------
Utilities:
  New Mexico operations                ($2,562)        (3.6%)
  Rate awards                            1,324          1.9%
  Consumption                              471          0.6%
  Growth                                   473          0.6%
Real estate                                256          0.4%
Other operations                           (74)        (0.1%)
- ------------------------------------------------------------
                                       ($  112)        (0.2%)
- ------------------------------------------------------------

          Utility revenues were lower in the first quarter of 1996 primarily due to the absence of revenues from the utility operations in Rio Rancho. The 1.9% increase in revenues from rate awards includes the impact of 1995 increases for eleven of the Company's operating utilities. The increase in real estate revenues was due to higher rental income and a property sale in 1996.

OPERATING EXPENSES

          The increase in operating expenses from the same period in 1995 is due to the following:

                                                                  Net Impact
                                                                   Excluding
(thousands of dollars)       Increase (Decrease)   Rio Rancho     Rio Rancho
- -----------------------------------------------------------------------------

Operation and maintenance      ($ 62)  (0.2%)      ($1,118)    $1,056    2.8%
Depreciation and amortization    132    1.7%       (   384)       516    6.8%
General taxes                    330    2.8%       (    95)       425    3.5%
- -----------------------------------------------------------------------------

          The increase in operation and maintenance expenses, excluding the impact of the absence of Rio Rancho operations in 1996, was due primarily to operating expenses incurred as a result of the higher level of consumption as well as the costs associated with a major main break at United Water New Jersey.

- ---------------------------------------------------------

          The increase in depreciation and amortization was primarily attributable to utility plant additions by United Waterworks' utility subsidiaries.

          General taxes increased primarily due to higher real estate and franchise taxes in utility operations.

INTEREST EXPENSE

          The increase in interest expense of $386,000, or 3.6%, was mainly due to additional long term debt in 1996 as compared to 1995.

INCOME TAXES

          The effective income tax rates on income before preferred and preference stock dividends were 52.8% and 38.2% in the first quarter of 1996 and 1995, respectively. The increase in the effective rate is primarily attributable to the impact of the settlement of the condemnation proceedings at Rio Rancho.

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

                        PART  II  -  OTHER  INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
- ---------------------------

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

          United Waterworks owned a utility subsidiary which provides water and wastewater services to customers in Rio Rancho, New Mexico. The city of Rio Rancho (the City) notified United Waterworks that it intended to acquire the Company's utility operations in Rio Rancho, and on October 28, 1994 commenced condemnation proceedings in the Thirteenth Judicial District, Sandoval County. On December 15, 1994, the City filed an Application for Immediate Possession of the Company's utility systems in Rio Rancho. Hearings were held on the Application, and on March 30, 1995 the court entered an Order For Immediate Possession (the Order). The Order allowed the City to take possession on June 30, 1995 upon depositing $53 million with the court. On April 19, 1995, the City and the Company's utility subsidiary entered into a Stipulation in settlement of the condemnation action (the Stipulation). Under the Stipulation, the City would deposit and pay the Company $69 million plus the amount of net capital additions made to the water and wastewater systems by the Company in 1995. The City made the deposits required pursuant to the Stipulation and Order, and on June 30, 1995, the City assumed possession of the operations of the utility subsidiary. As of September 1995, pursuant to the Stipulation, the Company withdrew approximately $35 million of the $69 million deposited by the City. The balance was to be released to the Company upon the satisfaction of certain conditions contained in the Stipulation, including a requirement that no legal proceedings will exist which could interfere with the City's ownership or operation of the utility systems. The New Mexico Public Utilities Commission
(PUC) ruled that its approval must be obtained before the Company could relinquish its systems to the City. A hearing for that purpose was held on September 28, 1995 and, following a hearing examiner's decision issued on October 23, 1995 which recommended against allowing the relinquishment of service by the Company, the Company sought, on October 25, 1995, a writ from the Supreme Court of New Mexico either compelling the PUC to act by a date certain or ordering that the PUC's action to review the condemnation transaction was beyond the scope of the PUC's authority. While the writ application was pending, the PUC issued a ruling on November 7, 1995, refusing to permit the Company to relinquish service. On November 8, 1995, the Supreme Court of New Mexico heard oral argument on the matter and ordered that the Company's application would be treated as a plenary appeal of the PUC's decision.

- -----------------

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

          On March 29, 1996, the Company and the City entered into an Amended Stipulation in settlement of the condemnation action (Amended Stipulation). Under the Amended Stipulation, the City agreed to pay the Company a total of $67 million for the water and wastewater systems (Condemnation Proceeds). A judgement approving the Amended Stipulation was entered in the Thirteenth Judicial District Court, Sandoval County, on March 29, 1996. The judgement authorized the transfer of the water and wastewater systems to the City and directed the payment of the balance of the Condemnation Proceeds, including interest, to the Company. As of April 1996, the Company has received the entire amount of the Condemnation Proceeds.

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

- -----------------

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



                                 UNITED  WATER  RESOURCES  INC.
                                 ------------------------------
                                          (Registrant)



Date:  May 13, 1996               By    JOHN J. TURNER
       ------------                   ------------------------------------
                                          (Signature)
                                        John J. Turner
                                           Treasurer

                                  DULY  AUTHORIZED  AND  CHIEF
                                       ACCOUNTING  OFFICER