Form 10-Q
period 1996-06-30
UNITED WATER RESOURCES INC
filed 1996-08-14
CIK 715969

                                 UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            WASHINGTON, D. C. 20549

                                   FORM  10-Q


[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15 (D)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR THE QUARTERLY PERIOD ENDED    JUNE 30, 1996
                               --------------------

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15 (D)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from ___________________ to ___________________

Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        New Jersey                                         22-2441477
- --------------------------------                ------------------------------
(State or other Jurisdiction                            (I.R.S. Employer
     of Incorporation)                                  Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
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

                                         Yes     X      No
                                             ---------     ----------


Common shares of stock outstanding as of July 31, 1996   33,888,572
                                                        -----------

                        PART  I - FINANCIAL  INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
- -------------------------------

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEET
                             (THOUSANDS OF DOLLARS)

                                                                    JUNE 30,    DECEMBER 31,
                                                                      1996          1995
                                                                   -----------  ------------
                                                                    (UNAUDITED)
ASSETS
- ------
UTILITY PLANT, including $29,677 and $19,899 under construction     $1,301,402    $1,334,807
  LESS accumulated depreciation                                        257,551       253,529
                                                                   -----------  ------------
                                                                     1,043,851     1,081,278
                                                                   -----------  ------------

UTILITY PLANT ACQUISITION ADJUSTMENTS, NET                              65,441        71,898
                                                                   -----------  ------------

REAL ESTATE AND OTHER INVESTMENTS, less accumulated
  depreciation of $15,384 and $14,626                                   94,548        98,082
  Investment in Northumbrian Partnership                                62,160            --
                                                                   -----------  ------------
                                                                       156,708        98,082
                                                                   -----------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                                              5,684         4,529
  Restricted cash                                                       39,996        52,677
  Customers' accounts receivable and unbilled revenues, net             64,221        55,325
  Other accounts receivable                                              5,820         7,302
  Prepaid and other current assets                                      14,201        15,103
                                                                   -----------  ------------
                                                                       129,922       134,936
                                                                   -----------  ------------
DEFERRED CHARGES AND OTHER ASSETS:
  Regulatory assets                                                     73,846        70,154
  Prepaid employee benefits                                             13,048        12,319
  Unamortized debt expense                                              25,776        26,242
  Other deferred charges and assets                                     21,923        21,799
                                                                   -----------  ------------
                                                                       134,593       130,514
                                                                   -----------  ------------
                                                                    $1,530,515    $1,516,708
                                                                   ===========  ============
CAPITALIZATION AND LIABILITIES
- ------------------------------
CAPITALIZATION:
  Common stock and retained earnings                                $  368,465    $  358,302
  Preferred stock without mandatory redemption                           9,000         9,000
  Preferred stock with mandatory redemption                             54,065        54,397
  Preference stock, convertible, with mandatory redemption              39,374        43,694
  Long-term debt                                                       574,226       558,658
                                                                   -----------  ------------
                                                                     1,045,130     1,024,051
                                                                   -----------  ------------
CURRENT LIABILITIES:
  Notes payable                                                         57,725        43,500
  Preferred stock and long-term debt due within one year                26,607        13,575
  Accounts payable and other accruals                                   29,305        32,650
  Accrued taxes                                                         26,683        25,678
  Accrued interest and other current liabilities                        11,407         8,246
                                                                   -----------  ------------
                                                                       151,727       123,649
                                                                   -----------  ------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes and investment tax credits                     167,934       155,258
  Customer advances for construction                                    25,930        27,804
  Contributions in aid of construction                                 121,349       132,836
  Other deferred credits and liabilities                                18,445        53,110
                                                                   -----------  ------------
                                                                       333,658       369,008
                                                                   -----------  ------------
  Commitments and contingencies
                                                                    $1,530,515    $1,516,708
                                                                   ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                      STATEMENT  OF  CONSOLIDATED  INCOME
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                      FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                      --------------------      ------------------
                                         ENDED JUNE 30,           ENDED JUNE 30,
                                         --------------           --------------
                                        1996        1995        1996       1995
                                        ----        ----        ----       ----

OPERATING REVENUES                    $ 84,347   $ 83,570   $ 155,640   $ 154,975
                                      --------   --------   ---------   ---------

OPERATING EXPENSES:
  Operation and maintenance             39,882     39,260      77,463      76,903
  Depreciation and amortization          8,022      7,734      15,777      15,357
  General taxes                         12,524     12,323      24,847      24,316
                                      --------   --------   ---------   ---------

    TOTAL OPERATING EXPENSES            60,428     59,317     118,087     116,576
                                      --------   --------   ---------   ---------

OPERATING INCOME                        23,919     24,253      37,553      38,399
                                      --------   --------   ---------   ---------

INTEREST AND OTHER EXPENSES:
  Interest expense, net of amount
   capitalized                          10,830     10,884      21,796      21,464
  Allowance for funds used during
   construction                           (784)      (547)     (1,189)     (1,010)
  Preferred stock dividends of
   subsidiaries                            569        574       1,142       1,152
  Gain on New Mexico settlement             --         --     (10,372)         --
  Other income, net                       (531)      (226)     (1,192)       (414)
                                      --------   --------   ---------   ---------
    TOTAL INTEREST AND OTHER EXPENSES   10,084     10,685      10,185      21,192
                                      --------   --------   ---------   ---------

INCOME BEFORE INCOME TAXES              13,835     13,568      27,368      17,207

PROVISION FOR INCOME TAXES               5,332      4,799      12,784       6,409
                                      --------   --------   ---------   ---------

NET INCOME                               8,503      8,769      14,584      10,798

Preferred and preference stock
 dividends                               1,140      1,198       2,340       2,396
                                      --------   --------   ---------   ---------

NET INCOME APPLICABLE TO COMMON
 STOCK                                 $ 7,363    $ 7,571    $ 12,244    $  8,402
                                      ========   ========   =========   =========

AVERAGE COMMON SHARES OUTSTANDING
 (THOUSANDS)                            33,550     31,807      33,281      31,604

NET INCOME PER COMMON SHARE              $0.22      $0.24       $0.37       $0.27
                                       =======    =======    ========    ========

DIVIDENDS PER COMMON SHARE               $0.23      $0.23       $0.46       $0.46
                                       =======    =======    ========    ========



  The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------------
                                                                          1996               1995
                                                                          ----               ----
OPERATING ACTIVITIES:
NET INCOME                                                             $ 14,584           $ 10,798
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                          16,188             15,739
  Gain on New Mexico settlement                                         (10,372)                --
  Deferred income taxes and investment tax credits, net                  11,803               (904)
  Allowance for funds used during construction (AFUDC)                   (1,189)            (1,010)
  Changes in assets and liabilities, net of effect of
    New Mexico settlement and acquisitions:
    Accounts receivable and unbilled revenues                            (6,981)            (4,269)
    Prepaid and other current assets                                        850                820
    Prepaid employee benefits                                              (666)               (93)
    Regulatory assets                                                    (5,248)               258
    Accounts payable and other accruals                                  (3,695)            (7,226)
    Accrued taxes                                                           725              1,946
    Accrued interest and other current liabilities                        3,434             (2,427)
    Other, net                                                              467             (4,705)
                                                                       --------           --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                              19,900              8,927
                                                                       --------           --------

INVESTING ACTIVITIES:
  Additions to utility plant (excludes AFUDC)                           (25,298)           (30,627)
  Additions to real estate and other properties                          (3,359)            (3,787)
  Investment in Northumbrian Partnership                                (61,792)                --
  Proceeds from New Mexico settlement                                    31,670                 --
  Acquisitions of Matchaponix and Princeton Meadows,
      net of cash acquired                                               (6,794)                --
  Jersey City concession fee                                             (2,500)                --
  Change in restricted cash                                              12,681            (12,176)
                                                                       --------           --------
  NET CASH USED IN INVESTING ACTIVITIES                                 (55,392)           (46,590)
                                                                       --------           --------

FINANCING ACTIVITIES:
  Change in notes payable                                                14,225             (9,700)
  Additional long-term debt                                              30,538             47,179
  Reduction in preferred stock and long-term debt                        (2,270)            (4,061)
  Issuance of common stock                                                8,556              9,896
  Dividends on common stock                                             (15,301)           (14,527)
  Dividends on preferred and preference stock                            (2,340)            (2,396)
  Net contributions and advances for construction                         3,239              7,543
                                                                       --------           --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                              36,647             33,934
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,155             (3,729)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          4,529              9,840
                                                                       --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  5,684           $  6,111
                                                                       ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                              ---------------------------------
                                                        1996      1995
                                                        ----      ----
Supplemental disclosures of cash flow information:

        Interest (net of amount capitalized)           $17,951   $23,508
        Income taxes                                       808     1,535

Supplemental disclosure of non-cash transactions:

In connection with the New Mexico settlement, liabilities of $20.2 million were transferred to the city of Rio Rancho.

Additional common stock was issued upon the conversion of 337,994 shares of preference stock valued at $4.7 million.

In connection with the acquisitions of Matchaponix and Princeton Meadows, the Company forgave a $5 million note receivable and assumed liabilities of $5.2 million.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

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

NOTE 2 - INVESTMENT IN NORTHUMBRIAN PARTNERSHIP
- -----------------------------------------------

          On June 28, 1996, United Water and Lyonnaise Europe plc formed the Northumbrian Partnership (the Partnership), which has acquired a 20% interest in Northumbrian Water Group Plc, the fifth largest investor-owned water company (by population served) in the United Kingdom.


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

NEW MEXICO SETTLEMENT
- ---------------------

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

          On March 29, 1996, the Company settled the condemnation proceeding with the city of Rio Rancho, New Mexico. The agreement was approved on the same day by the Thirteenth Judicial District Court in New Mexico. Under the terms of the agreement, the Company agreed to accept $67 million for the water and wastewater systems of its United Water New Mexico operations (including capital expenditures incurred in 1995). Results of this transaction are included in the Company's first quarter 1996 earnings. Because the City took possession of the utility's operations on June 30, 1995, the Company has lost revenues for the last twelve months.


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

- -------------------------------

          United Water anticipates that its future capital expenditures will be funded by internally generated funds, proceeds from the sale of its New Mexico operations, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York are parties to a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of June 30, 1996, $40 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

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

          In June 1995, United Waterworks issued $25 million of 6.20% tax-exempt Water Revenue Bonds, due 2025, through the Delaware Economic Development Authority. The proceeds are being used to fund capital improvements of United Water Delaware (a subsidiary of United Waterworks).

          In August 1995, United Waterworks issued $20 million of 6.35% tax-exempt Water and Sewer Revenue Bonds, due 2025, through the city of Jacksonville, Florida. The proceeds will be used to fund capital improvements of United Water Florida (a subsidiary of United Waterworks).

          United Properties currently expects to spend $18.6 million over the next five years for capital expenditures on its existing real estate portfolio. Expenditures are projected to be $7 million and $420,000 in 1996 and 1997, respectively. Funding for these expenditures is anticipated to come from sales of properties, operations of existing commercial properties and golf courses, and proceeds from new financings.

          On June 28, 1996, United Water and Lyonnaise Europe plc formed the Northumbrian Partnership, which has acquired a 20% interest in Northumbrian Water Group Plc. United Water's $62.2 million investment in the Partnership was made through its wholly-owned United Kingdom subsidiary, United Water UK Limited. In June 1996, United Water entered into a $30 million long-term note agreement with Credit Lyonnais to partially fund this investment. The loan bears interest at a LIBOR-based floating rate and is repayable in annual installments through June 2006. The Company purchased an offsetting interest rate cap to limit its exposure under this financing to a maximum interest rate of 8.6%. The remainder of the investment was funded through borrowings on United Water's various short-term bank lines of credit.

          At June 30, 1996, United Water had cash and cash equivalents of $5.7 million (excluding restricted cash) and unused short-term bank lines of credit of $152.3 million. Management expects that unused credit lines currently available, cash flows from operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

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

          During 1995, the Company's regulated utilities received twelve rate settlement awards with an aggregate annual rate revenue increase of $5.9 million. An estimated $3.5 million of this amount was reflected in 1995's revenues while the remaining $2.4 million of carryover impact of the rate awards received in 1995 is expected to increase revenues in 1996. Four rate settlements were awarded to the Company's regulated utilities during 1996 with an aggregate annual rate revenue increase of $6.3 million. An estimated $3.6 million of this amount will be reflected in 1996's revenues.

          At the end of June 1996, there were four rate cases pending in which the Company has requested an aggregate annual rate increase of $3.9 million. The most significant rate cases pending were filed by United Water New Rochelle and United Water Idaho. In December 1995, United Water New Rochelle filed with the New York Public Service Commission for a $2.5 million, or 15.2%, increase in annual revenues to meet higher operation and maintenance costs. A decision on this application is not expected until the fourth quarter of 1996. In June 1996, United Water Idaho submitted a filing to increase annual operating revenues by approximately $1.1 million, or 5.3%, to cover additional rate base investments and operating expenses. A decision on this application is not expected until the fourth quarter of 1996. Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested, primarily due to circumstances that change while the rate case is being processed. The Company expects to file additional rate cases in 1996 but does not expect that those rate awards, if received in 1996, will have a significant impact on revenues in 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996
- --------------------------------------------------------

OVERVIEW

          United Water's net income applicable to common stock for the second quarter of 1996 decreased slightly to $7.4 million from $7.6 million in the comparable period in 1995. Net income per common share for the second quarter of 1996 was 22 cents as compared to 24 cents for the same period last year. The slight drop in net income per share resulted from the absence of the utility operations in Rio Rancho, New Mexico coupled with a 5 percent increase in the average number of common shares outstanding for the period.

OPERATING REVENUES

          The $777,000 increase in revenues from the same period in 1995 was attributable to the following factors:

          (thousands of dollars)         Increase(Decrease)
          --------------------------------------------------------
          Utilities:
            New Mexico operations         ($3,399)       (4.0%)
            Rate awards                       688         0.8%
            Consumption                        85         0.1%
            Growth                          1,018         1.2%
            Other                             609         0.7%
          Real estate                         526         0.6%
          Other operations                  1,250         1.5%
          --------------------------------------------------------
                                           $  777         0.9%
          --------------------------------------------------------


        Utility revenues were lower in the second quarter of 1996 primarily due to the absence of revenues from the utility operations in New Mexico. The .8% increase in revenues from rate awards includes the impact of 1995 and current year increases for several of the Company's operating utilities. The increase in revenues due to growth is primarily attributable to the acquisitions of Matchaponix Water Supply Company and Princeton Meadows Utility Company in New Jersey in May 1996. The increase in real estate revenues was due to higher golf club revenues and rental income coupled with two property sales in 1996 (no property sales for the same period in 1995). The 1.5% increase in other operations is primarily due to the commencement of the public-private partnership with Jersey City, NJ in May 1996 partially offset by lower revenues from our environmental testing operations.

OPERATING EXPENSES

        The increase in operating expenses from the same period in 1995 is due to the following:

                                                                                   Net Impact
                                                                                   Excluding
          (thousands of dollars)                   Increase        New Mexico      New Mexico
          ------------------------------------------------------------------------------------------
          Operation and maintenance            $622         1.6%     ($1,256)   $1,878        4.8%
          Depreciation and amortization         288         3.7%     (   390)      678        8.8%
          General taxes                         201         1.6%     (   130)      331        2.7%
          ------------------------------------------------------------------------------------------

- --------------------------------------------------------

          The increase in operation and maintenance expenses, excluding the impact of the absence of New Mexico operations in 1996, was due primarily to operating expenses incurred as a result of the commencement of the public-private partnership with Jersey City as well as the acquisitions of Matchaponix Water Supply Company and Princeton Meadows Utility Company in May 1996.

          The increase in depreciation and amortization was primarily attributable to utility plant additions by United Waterworks' utility subsidiaries.

          General taxes increased primarily due to higher real estate and franchise taxes in utility operations.

INCOME TAXES

          The effective income tax rates on income before preferred and preference stock dividends were 37.0% and 33.9% in the second quarter of 1996 and 1995, respectively. The increase in the effective rate is primarily attributable to a favorable settlement by the Company's real estate subsidiary pertaining to a tax matter in the second quarter of 1995.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996
- ------------------------------------------------------

OVERVIEW

          United Water's net income applicable to common stock for the six months ended June 30, 1996 increased to $12.2 million from $8.4 million in the comparable period in 1995. Net income per common share was 37 cents as compared to 27 cents for the same period last year. The increase in net income per share is attributable to a one-time, after-tax gain of $4.3 million resulting from the settlement of condemnation proceedings associated with our utility operations in Rio Rancho, New Mexico partially offset by a 5% increase in the average number of shares outstanding for the period.

OPERATING REVENUES

          The $665,000 increase in revenues from the same period in 1995 was attributable to the following factors:

          (thousands of dollars)         Increase(Decrease)
          --------------------------------------------------------
          Utilities:
             New Mexico operations     ($5,961)        (3.8%)
             Rate awards                 2,012          1.3%
             Consumption                   556          0.4%
             Growth                      1,433          0.9%
             Other                         667          0.4%
           Real estate                     782          0.5%
           Other operations              1,176          0.7%
          --------------------------------------------------------
                                        $  665          0.4%
          --------------------------------------------------------


        Utility revenues were lower in the first half of 1996 primarily due to the absence of revenues from the utility operations in New Mexico. The 1.3% increase in revenues from rate awards includes the impact of 1995 and current year increases for the Company's operating utilities. The increase in revenues due to growth is partially attributable to the acquisitions of Matchaponix Water Supply Company and Princeton Meadows Utility Company in New Jersey in May 1996. The increase in real estate revenues was due to higher golf club revenues and rental income coupled with three property sales in 1996 (no property sales in the same period in 1995). The .7% increase in other operations is primarily due to the commencement of the public-private partnership with Jersey City, NJ in May 1996 .

OPERATING EXPENSES

        The increase in operating expenses from the same period in 1995 is due to the following:

                                                                                   Net Impact
                                                                                   Excluding
          (thousands of dollars)                   Increase        New Mexico      New Mexico
          ------------------------------------------------------------------------------------------

          Operation and maintenance            $560         0.7%     ($2,374)   $2,934        3.8%
          Depreciation and amortization         420         2.7%     (   774)    1,194        7.8%
          General taxes                         531         2.2%     (   225)      756        3.1%
          ------------------------------------------------------------------------------------------

- ------------------------------------------------------

          The increase in operation and maintenance expenses, excluding the impact of the absence of New Mexico operations in 1996, was due primarily to operating expenses incurred as a result of the commencement of the public-private partnership with Jersey City as well as the acquisitions of Matchaponix Water Supply Company and Princeton Meadows Utility Company.

          The increase in depreciation and amortization was primarily attributable to utility plant additions by United Waterworks' utility subsidiaries.

          General taxes increased primarily due to higher real estate and franchise taxes in utility operations.

INTEREST EXPENSE

          The increase in interest expense of $332,000, or 1.5%, was mainly due to additional long-term debt in 1996 as compared to 1995.

INCOME TAXES

          The effective income tax rates on income before preferred and preference stock dividends were 44.8% and 34.9% in the first half of 1996 and 1995, respectively. The increase in the effective rate is primarily attributable to the impact of the settlement of the condemnation proceedings at New Mexico.

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

                        PART  II  -  OTHER  INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
- -------   -----------------

          Three suits were filed by Safas Corporation, New Regime Company and Aircraft Engineering Products against United Water, Dundee Water Power & Land Co. (Dundee) and United Water New Jersey in September and November 1994 and May 1995 in the Superior Court of New Jersey - Passaic County. The suits allege that the plaintiffs suffered property damages as a result of an alleged breach in a berm surrounding the Dundee Canal, allowing water to escape. The Dundee Canal is the property of Dundee, a corporation of which United Water owns 50% of the outstanding common stock. North Jersey District Water Supply Commission, the other 50% shareholder, has also been named as a defendant. Initially, the plaintiffs in the Safas and New Regime suits voluntarily dismissed United Water and United Water New Jersey without prejudice from their actions. In August 1995, Safas and New Regime reinstituted their suits against United Water and United Water New Jersey. Plaintiffs, in the aggregate, seek damages of several million dollars. Pursuant to a Case Management Order issued July, 1996 the parties have been directed to complete discovery by December 1996. Both United Water's and the North Jersey District Water Supply Commission's respective policies of insurance name Dundee as an additional insured. The Company is of the opinion that it, United Water New Jersey and Dundee have adequate insurance to cover claims of this nature.

          United Water Delaware (formerly Wilmington Suburban Water Corporation), a subsidiary of United Waterworks, was the subject of a Criminal Violation Notice issued by New Castle County, Delaware Department of Public Works (the Notice). The Notice, dated April 15, 1992, describes the violation as being an illegal placement of fill in a floodplain in contravention of the New Castle County Zoning and Drainage Codes. United Water Delaware alleged that the illegal fill was placed on land it owns by one or more third parties without the knowledge or approval of United Water Delaware. Violation notice forms also were issued to other similarly situated property owners, and United Water Delaware has taken part in many discussions concerning the level of participation by all such parties in a remediation. An application for approval of a remediation plan was submitted to the New Castle County Department of Planning on May 26, 1995 and the County accepted this proposal on September 1, 1995. United Water Delaware and New Castle County entered into a Release and Settlement Agreement (the Agreement) dated April 9, 1996. Pursuant to the Agreement, New Castle County has withdrawn the Criminal Violation Notice against United Water Delaware. The withdrawal of the Criminal Violation Notice is conditioned on United Water Delaware undertaking in good faith to implement the remediation plan. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

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

- -----------------

On June 16, 1995, United Waterworks paid $800,000 to IU. Pursuant to the settlement agreement, on June 30, 1995, the parties filed with the court a stipulation of dismissal dismissing the lawsuit with prejudice. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

          A class action lawsuit was filed in the Supreme Court of the State of New York, New York County, on May 28, 1996 by Steven Tagliaferri and John Ambroselli, individually and on behalf of a class of employees (Plaintiffs) against United Metering Inc., a subsidiary of United Water, for breach of contract. Plaintiffs claim that United Metering Inc. failed to comply with prevailing wage rate regulations in connection with work performed pursuant to certain public works contracts awarded by the New York City Department of Environment Protection. The damages sought are in excess of $600,000. United Metering has filed a response denying Plaintiff's claims. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

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



                                 UNITED  WATER  RESOURCES  INC.
                                 ------------------------------
                                         (Registrant)



Date:  August 14, 1996            By     JOHN J. TURNER
       ---------------            -----------------------------
                                          (Signature)
                                        John J. Turner
                                           Treasurer

                                  DULY  AUTHORIZED  AND  CHIEF
                                       ACCOUNTING  OFFICER