Form 10-Q
period 1996-09-30
UNITED WATER RESOURCES INC
filed 1996-11-13
CIK 715969

                                 UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            WASHINGTON, D. C. 20549

                                   FORM  10-Q


[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1996
                               -------------------------

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from _____________________ to ________________________

Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


New Jersey                                                   22-2441477
--------------------------------------------------------------------------------
(State or other Jurisdiction                             (I.R.S. Employer
of Incorporation)                                        Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
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

                                         Yes     X      No __________
                                             ---------


Common shares of stock outstanding as of October 31, 1996   34,281,977
                                                           -----------

                        PART  I - FINANCIAL  INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
-------------------------------

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEET
                             (THOUSANDS OF DOLLARS)

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                       1996           1995
                                                                   -------------  ------------
                                                                   (UNAUDITED)
ASSETS
-----
UTILITY PLANT, including $34,750 and $19,899 under construction       $1,319,792    $1,334,807
  LESS accumulated depreciation                                          263,512       253,529
                                                                    ------------   -----------
                                                                       1,056,280     1,081,278
                                                                    ------------   -----------

UTILITY PLANT ACQUISITION ADJUSTMENTS, NET                                65,027        71,898
                                                                    ------------   -----------

REAL ESTATE AND OTHER INVESTMENTS, less accumulated
  depreciation of $15,992 and $14,626                                     94,224        98,082
  Investment in Northumbrian Partnership                                  65,862            --
                                                                    ------------   -----------
                                                                         160,086        98,082
                                                                    ------------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                9,181         4,529
  Restricted cash                                                         32,840        52,677
  Customers' accounts receivable and unbilled revenues, net               69,983        55,325
  Other accounts receivable                                                5,378         7,302
  Prepaid and other current assets                                        15,902        15,103
                                                                    ------------   -----------
                                                                         133,284       134,936
                                                                    ------------   -----------
DEFERRED CHARGES AND OTHER ASSETS:
  Regulatory assets                                                       74,544        70,154
  Prepaid employee benefits                                               14,772        12,319
  Unamortized debt expense                                                26,117        26,242
  Other deferred charges and assets                                       28,271        21,799
                                                                    ------------   -----------
                                                                         143,704       130,514
                                                                    ------------   -----------
                                                                      $1,558,381    $1,516,708
                                                                    ============   ===========
CAPITALIZATION AND LIABILITIES
------------------------------
CAPITALIZATION:
  Common stock and retained earnings                                  $  373,675    $  358,302
  Preferred stock without mandatory redemption                             9,000         9,000
  Preferred stock with mandatory redemption                               53,994        54,397
  Preference stock, convertible, with mandatory redemption                39,254        43,694
  Long-term debt                                                         573,065       558,658
                                                                    ------------   -----------
                                                                       1,048,988     1,024,051
                                                                    ------------   -----------
CURRENT LIABILITIES:
  Notes payable                                                           77,725        43,500
  Preferred stock and long-term debt due within one year                  16,614        13,575
  Accounts payable and other accruals                                     33,549        32,650
  Accrued taxes                                                           25,643        25,678
  Accrued interest and other current liabilities                          19,243         8,246
                                                                    ------------   -----------
                                                                         172,774       123,649
                                                                    ------------   -----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes and investment tax credits                       170,740       155,258
  Customer advances for construction                                      25,644        27,804
  Contributions in aid of construction                                   122,437       132,836
  Other deferred credits and liabilities                                  17,798        53,110
                                                                    ------------   -----------
                                                                         336,619       369,008
                                                                    ------------   -----------
  Commitments and contingencies
                                                                      $1,558,381    $1,516,708
                                                                    ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                      STATEMENT  OF  CONSOLIDATED  INCOME
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                   FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                   --------------------    -------------------
                                    ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                    ------------------     ------------------
                                      1996       1995       1996        1995
                                      ----       ----       ----        ----

OPERATING REVENUES                   $99,478    $96,384    $255,118    $251,359
                                    --------   --------   ---------   ---------

OPERATING EXPENSES:
  Operation and maintenance           44,369     40,840     121,832     117,743
  Depreciation and amortization        8,196      7,347      23,973      22,704
  General taxes                       13,406     13,086      38,253      37,402
                                    --------   --------   ---------   ---------

    TOTAL OPERATING EXPENSES          65,971     61,273     184,058     177,849
                                    --------   --------   ---------   ---------

OPERATING INCOME                      33,507     35,111      71,060      73,510
                                    --------   --------   ---------   ---------

INTEREST AND OTHER EXPENSES:
  Interest expense, net of amount
   capitalized                        11,816     10,542      33,612      32,006
  Allowance for funds used during
   construction                       (1,048)      (490)     (2,237)     (1,500)
  Preferred stock dividends of
   subsidiaries                          568        573       1,710       1,725
  Gain on New Mexico settlement           --         --     (10,372)         --
  Other income, net                   (3,656)      (454)     (4,848)       (868)
                                    --------   --------   ---------   ---------
    TOTAL INTEREST AND OTHER
      EXPENSES                         7,680     10,171      17,865      31,363
                                    --------   --------   ---------   ---------

INCOME BEFORE INCOME TAXES            25,827     24,940      53,195      42,147

PROVISION FOR INCOME TAXES             9,169      9,348      21,953      15,757
                                    --------   --------   ---------   ---------

NET INCOME                            16,658     15,592      31,242      26,390

Preferred and preference stock
 dividends                             1,137      1,198       3,477       3,594
                                    --------   --------   ---------   ---------

NET INCOME APPLICABLE TO COMMON
 STOCK                               $15,521    $14,394    $ 27,765    $ 22,796
                                    ========   ========   =========   =========

AVERAGE COMMON SHARES OUTSTANDING
 (THOUSANDS)                          33,986     32,202      33,505      31,798

NET INCOME PER COMMON SHARE            $0.46      $0.45       $0.83       $0.72
                                     =======    =======    ========    ========

DIVIDENDS PER COMMON SHARE             $0.23      $0.23       $0.69       $0.69
                                     =======    =======    ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------------
                                                            1996       1995
                                                            ----       ----
OPERATING ACTIVITIES:
NET INCOME                                                $ 31,242    $ 26,390
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                             24,612      23,278
  Gain on New Mexico settlement                            (10,372)         --
  Equity in earnings of affiliates                          (2,959)         --
  Deferred income taxes and investment tax credits, net     14,609      (3,609)
  Allowance for funds used during construction (AFUDC)      (2,237)     (1,500)
  Changes in assets and liabilities, net of effect of
    New Mexico settlement and acquisitions:
      Accounts receivable and unbilled revenues            (12,301)    (10,848)
      Prepaid and other current assets                        (712)     (2,519)
      Prepaid employee benefits                             (2,390)       (441)
      Regulatory assets                                     (5,946)      1,315
      Accounts payable and other accruals                      549      (5,384)
      Accrued taxes                                           (315)      2,907
      Accrued interest and other current liabilities         2,989       1,082
      Other, net                                            (5,314)     (8,960)
                                                           -------    --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                 31,455      21,711
                                                           -------    --------

INVESTING ACTIVITIES:
  Additions to utility plant (excludes AFUDC)              (43,245)    (47,306)
  Additions to real estate and other properties             (4,242)     (3,397)
  Investment in Northumbrian Partnership                   (61,792)         --
  Proceeds from New Mexico settlement                       31,670      35,330
  Acquisitions of Matchaponix and Princeton Meadows,
    net of cash acquired                                    (6,794)         --
  Jersey City concession fee                                (2,500)         --
  Hoboken concession fee                                    (3,000)         --
  Change in restricted cash                                 19,837     (26,612)
                                                           -------    --------
  NET CASH USED IN INVESTING ACTIVITIES                    (70,066)    (41,985)
                                                           -------    --------

FINANCING ACTIVITIES:
  Change in notes payable                                   34,225     (37,950)
  Additional long-term debt                                 30,538      67,000
  Reduction in preferred stock and long-term debt          (13,495)     (9,990)
  Issuance of common stock                                  14,147      14,999
  Dividends on common stock                                (22,716)    (21,925)
  Dividends on preferred and preference stock               (3,477)     (3,594)
  Net contributions and advances for construction            4,041       9,192
                                                           -------    --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                 43,263      17,732
                                                           -------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         4,652      (2,542)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             4,529       9,840
                                                           -------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 9,181    $  7,298
                                                           =======    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------
                                                  1996         1995
                                                  ----         ----

Supplemental disclosures of cash
  flow information:

    Interest (net of amount capitalized)           $29,984   $30,350
    Income taxes                                     5,232     8,312



Supplemental disclosures of non-cash transactions:

In connection with the New Mexico settlement, liabilities of $20.2 million were transferred to the city of Rio Rancho.

The Company issued additional common stock upon the conversion of 351,158 shares of preference stock valued at $4.8 million.

In connection with the acquisitions of Matchaponix and Princeton Meadows, the Company forgave a $5 million note receivable and assumed liabilities of $5.2 million.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

NOTE 2 - INVESTMENT IN NORTHUMBRIAN PARTNERSHIP
-----------------------------------------------

          On June 28, 1996, United Water and Lyonnaise Europe plc formed the Northumbrian Partnership (the Partnership), an equal partnership which has acquired a 20% interest in Northumbrian Water Group Plc, the fifth largest investor-owned water company (by population served) in the United Kingdom. United Water's share of the Partnership's earnings is included in Other Income in the Statement of Consolidated Income.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------


GENERAL
-------

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

NEW MEXICO SETTLEMENT
---------------------

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

          On March 29, 1996, the Company settled the condemnation proceeding with the city of Rio Rancho, New Mexico. The agreement was approved on the same day by the Thirteenth Judicial District Court in New Mexico. Under the terms of the agreement, the Company agreed to accept $67 million for the water and wastewater systems of its United Water New Mexico operations (including capital expenditures incurred in 1995). Results of this transaction are included in the Company's first quarter 1996 earnings. The Company has lost revenues since June 30, 1995 when the City took possession of the utility's operations.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

-------------------------------

          United Water anticipates that its future capital expenditures will be funded by internally generated funds, proceeds from the sale of its New Mexico operations, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York are parties to a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of September 30, 1996, $32.8 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

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

          On June 28, 1996, United Water and Lyonnaise Europe plc formed the Northumbrian Partnership, an equal partnership which has acquired a 20% interest in Northumbrian Water Group Plc. United Water's initial $62.2 million investment in the Partnership was made through its wholly-owned United Kingdom subsidiary, United Water UK Limited. In June 1996, United Water entered into a $30 million long-term note agreement with Credit Lyonnais to partially fund this investment. The loan bears interest at a LIBOR-based floating rate and is repayable in annual installments through June 2006. The Company purchased an offsetting interest rate cap to limit its exposure under this financing to a maximum interest rate of 8.6%. The remainder of the investment was funded through borrowings on United Water's various short-term bank lines of credit.

          At September 30, 1996, United Water had cash and cash equivalents of $9.2 million (excluding restricted cash) and unused short-term bank lines of credit of $157.3 million. Management expects that unused credit lines currently available, cash flows from operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

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

          During 1995, the Company's regulated utilities received twelve rate settlement awards with an aggregate annual rate revenue increase of $5.9 million. An estimated $3.5 million of this amount was reflected in 1995's revenues while the remaining $2.4 million of carryover impact of the rate awards received in 1995 is expected to increase revenues in 1996. Five rate settlements were awarded to the Company's regulated utilities during 1996 with an aggregate annual rate revenue increase of $7.0 million. An estimated $3.7 million of this amount will be reflected in 1996's revenues.

          At the end of September 1996, there were seven rate cases pending in which the Company has requested an aggregate annual rate increase of $16 million. The most significant rate cases pending were filed by United Water New Rochelle, United Water Idaho, United Water Florida and United Water Delaware. In December 1995, United Water New Rochelle filed with the New York Public Service Commission (NYPSC) for a $2.5 million, or 15.2%, increase in annual revenues to meet higher operation and maintenance costs and increased investment in plant. On October 2, 1996, the NYPSC adopted a settlement agreement that was entered into by the parties which provides for a rate increase of $661,000, or 3.95%, with additional increases of 2.9% in each of the next two years. In addition, the Company is allowed to recognize as revenues $125,000 of deferred credits in the first year.

          In June 1996, United Water Idaho submitted a filing to increase annual operating revenues by approximately $1.1 million, or 5.3%, to cover additional rate base investments and certain changes in operating expenses. On November 4, 1996, the Idaho Public Utilities Commission issued an order granting United Water Idaho an increase of $764,000, or 3.6%.

          In July 1996, United Water Florida filed for rate relief in the amount of $3.3 million, or 45.9%, in water revenues and $5.1 million, or 32.6%, in wastewater revenues. As part of the proposal, the Company requested that it be permitted to place into effect on an interim basis $1.1 million, or 16.8%, of the proposed water increase and $1.1 million, or 7.9%, of the proposed wastewater increase. The increases were requested primarily to fund capital investments. On October 29, 1996 the Florida Public Service Commission granted United Water Florida an interim rate increase under bond of $725,000, or 10.5%, for water and $238,000, or 1.7%, for wastewater. A final decision on the Company's rate request is not anticipated until the second quarter of 1997.

          In August 1996, United Water Delaware filed for rate relief in the amount of $3.7 million, or a 24.6% increase in revenues. A petition to place $2.2 million, or 15%, in effect under bond was filed in September 1996 and was approved by the Delaware Public Service Commission on October 15, 1996 for rates to become effective on October 26, 1996.

          Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested, primarily due to circumstances that change while the rate case is being processed.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------------------------------

OVERVIEW

          United Water's net income applicable to common stock for the third quarter of 1996 increased to $15.5 million from $14.4 million in the comparable period in 1995. Net income per common share for the third quarter of 1996 was 46 cents as compared to 45 cents for the same period last year. The increase in net income per share is attributable to United Water's interest in the earnings of the Partnership in the United Kingdom, which was formed in June 1996, partially offset by lower utility operating income and the effect of a 6% increase in the average number of common shares outstanding for the period.

OPERATING REVENUES

          The $3.1 million increase in revenues from the same period in 1995 was attributable to the following factors:

          (thousands of dollars)                Increase  (Decrease)
          ----------------------------------------------------------
          Utilities:
             Rate awards                        $ 2,172    2.3%
             Consumption                         (4,781)  (5.0%)
             Growth                               1,529    1.6%
             Other                                  655    0.7%
          Real estate                             1,749    1.8%
          Other operations                        1,770    1.8%
          ----------------------------------------------------------
                                                $ 3,094    3.2%
          ----------------------------------------------------------

          Utility revenues were lower in the third quarter of 1996 primarily due to lower consumption as a result of unfavorable weather in several service areas. The 2.3% increase in revenues from rate awards includes the impact of 1995 and current year increases for several of the Company's operating utilities. The increase in revenues due to growth is primarily attributable to the acquisitions of Matchaponix Water Supply Company and Princeton Meadows Utility Company in New Jersey in May 1996. The increase in real estate revenues was due to ten property sales in 1996 as compared to only two property sales for the same period in 1995. The 1.8% increase in other operations is primarily due to the commencement of the public-private partnership with Jersey City, NJ in May 1996 partially offset by lower revenues from the Company's environmental testing operations.


OPERATING EXPENSES

          The increase in operating expenses from the same period in 1995 is due to the following:

                                                                 Net Impact
                                                                  Excluding
    (thousands of dollars)               Increase  New Mexico     New Mexico
  ----------------------------------------------------------------------------
   Operation and maintenance          $3,529   8.6%  ($278)     $3,807   9.3%
   Depreciation and amortization         849  11.6%      -         849  11.6%
   General taxes                         320   2.4%    (11)        331   2.5%
  ----------------------------------------------------------------------------

-------------------------------------------------------------

          The increase in operation and maintenance expenses, excluding the impact of the absence of New Mexico operations in 1996, was due primarily to operating expenses incurred as a result of the commencement of the public-private partnership with Jersey City, an increase in cost of property sold relating to land sales in 1996, as well as additional operating expenses incurred following the acquisitions of Matchaponix Water Supply Company and Princeton Meadows Utility Company in May 1996.

          The increase in depreciation and amortization was primarily attributable to utility plant additions at the United Waterworks' utility subsidiaries.

          General taxes increased primarily due to higher real estate and franchise taxes in utility operations.

INTEREST EXPENSE

          The increase in interest expense of $1.3 million or 12.1% was mainly due to additional long-term debt in 1996 as compared to 1995.

OTHER INCOME

          Other income increased $3.2 million primarily due to earnings of the Partnership in the United Kingdom and the absence of the write-off of costs associated with an unconsummated business venture in 1995. These were partially offset by interest income generated by the New Mexico escrow deposit and a favorable settlement of a legal dispute at United Water Toms River in 1995.

INCOME TAXES

          The effective income tax rates on income before preferred and preference stock dividends were 34.7% and 36.6% in the third quarter of 1996 and 1995, respectively. The decrease in the effective rate is primarily attributable to the favorable settlement of a tax matter by United Waterworks.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------

OVERVIEW

          United Water's net income applicable to common stock for the nine months ended September 30, 1996 increased to $27.8 million from $22.8 million in the comparable period in 1995. Net income per common share was 83 cents as compared to 72 cents for the same period last year. The increase in net income per share is attributable to a one-time, after-tax gain of $4.3 million resulting from the settlement of condemnation proceedings associated with the Company's utility operations in Rio Rancho, New Mexico, United Water's interest in the earnings of the Partnership in the United Kingdom, which was formed in June 1996, and increased land sales at United Properties Group partially offset by lower utility operating income and the effect of a 5% increase in the average number of shares outstanding for the period.

OPERATING REVENUES

          The $3.8 million increase in revenues from the same period in 1995 was attributable to the following factors:

           (thousands of dollars)                  Increase (Decrease)
          ------------------------------------------------------------
          Utilities:
            New Mexico operations                   $(5,990)  (2.4%)
            Rate awards                               4,326    1.7%
            Consumption                              (3,814)  (1.5%)
            Growth                                    2,967    1.2%
            Other                                       793    0.3%
          Real estate                                 2,531    1.0%
          Other operations                            2,946    1.2%
          ------------------------------------------------------------
                                                    $ 3,759    1.5%
          ------------------------------------------------------------

          Utility revenues were lower in the first nine months of 1996 primarily due to the absence of revenues from the utility operations in New Mexico as well as the 1.5% decrease in consumption which was attributable to unfavorable weather conditions in several service areas. The 1.7% increase in revenues from rate awards includes the impact of 1995 and current year increases for the Company's operating utilities. The increase in revenues due to growth is partially attributable to the acquisitions of Matchaponix Water Supply Company and Princeton Meadows Utility Company in New Jersey in May 1996. The increase in real estate revenues was primarily due to increased property sales in 1996 (thirteen sales in 1996 compared with two property sales in the same period in 1995) in addition to higher golf club revenues and rental income. The 1.2% increase in other operations is primarily due to the commencement of the public-private partnership with Jersey City, NJ in May 1996.

OPERATING EXPENSES

          The increase in operating expenses from the same period in 1995 is due to the following:

                                                               Net Impact
                                                                Excluding
   (thousands of dollars)             Increase     New Mexico   New Mexico
-----------------------------------------------------------------------------
Operation and maintenance          $4,089    3.5%   ($2,652)   $6,741   5.7%
Depreciation and amortization       1,269    5.6%      (774)    2,043   9.0%
General taxes                         851    2.3%      (236)    1,087   2.9%
-----------------------------------------------------------------------------

------------------------------------------------------------

          The increase in operation and maintenance expenses, excluding the impact of the absence of New Mexico operations in 1996, was due primarily to additional operating expenses incurred as a result of the commencement of the public-private partnership with Jersey City and the acquisitions of Matchaponix Water Supply Company and Princeton Meadows Utility Company in May 1996. Higher costs of meter installations and property sales also contributed to this increase.

          The increase in depreciation and amortization was primarily attributable to utility plant additions by United Waterworks' utility subsidiaries.

          General taxes increased primarily due to higher real estate and franchise taxes in utility operations.

INTEREST EXPENSE

          The increase in interest expense of $1.6 million, or 5.0%, was mainly due to additional long-term debt in 1996 as compared to 1995. The additional debt was incurred to finance the Partnership in the United Kingdom as well as to fund capital expenditures at the utility operations.

OTHER INCOME

          Other income increased $4.0 million primarily due to earnings of the Partnership in the United Kingdom and the absence of costs associated with an unconsummated business venture in 1995. These were partially offset by interest income generated by the New Mexico escrow deposit and a favorable settlement of a legal dispute at United Water Toms River in 1995.

INCOME TAXES

          The effective income tax rates on income before preferred and preference stock dividends were 40.0% and 35.9% in the first nine months of 1996 and 1995, respectively. The increase in the effective rate is primarily attributable to the impact of the settlement of the condemnation proceedings at New Mexico.

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


ITEM 1.   LEGAL PROCEEDINGS
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

          On October 28, 1994, IU International Corporation (IU) filed suit in the Superior Court of the State of Delaware against United Waterworks alleging breach of contract and seeking reimbursement from United Waterworks of more than $3 million, as well as interest thereon. IU's claim is based on certain tax indemnifications that were part of a stock purchase agreement entered into by IU, Lyonnaise American Holding, Inc. (LAH), United Waterworks and GWC Corporation (former parent of United Waterworks) in connection with the 1982 purchase of 50% of the outstanding common stock of United Waterworks by LAH. On June 16, 1995, United Waterworks, LAH and IU entered into a settlement agreement pursuant to which United Waterworks agreed to pay IU $800,000 on the date of execution of such agreement. In addition, United Waterworks agreed to pay IU an additional amount of up to approximately $1.15 million plus interest thereon (such interest commencing as of September 15, 1993) at United Waterworks' average short-term borrowing rate. Such payments become due in the event and at the time that certain tax benefits previously claimed by United Waterworks with respect to its 1992 tax year are determined to be allowable by the Internal Revenue Service.

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

          A class action lawsuit was filed in the Supreme Court of the State of New York, New York County, on May 28, 1996 by Steven Tagliaferri and John Ambroselli, individually and on behalf of a class of employees (Plaintiffs) against United Metering Inc., a subsidiary of United Water, for breach of contract. Plaintiffs claim that United Metering failed to comply with prevailing wage rate regulations in connection with work performed pursuant to certain public works contracts awarded by the New York City Department of Environment Protection. The damages sought are in excess of $600,000. United Metering has filed a response denying Plaintiff's claims. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

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



                                 UNITED  WATER  RESOURCES  INC.
                                 ------------------------------
                                          (Registrant)



Date:  November 14, 1996         By       JOHN J. TURNER
       -----------------         -------------------------------
                                          (Signature)
                                        John J. Turner
                                           Treasurer

                                  DULY  AUTHORIZED  AND  CHIEF
                                       ACCOUNTING  OFFICER