Form 10-K
period 1996-12-31
UNITED WATER RESOURCES INC
filed 1997-03-24
CIK 715969

                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            Washington, D.C.  20549

                                   FORM 10-K

         [  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                            -----------------
                                       OR
       [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period ____________ to _________________
                           Commission File No. 1-8586
                                               ------

                          UNITED WATER RESOURCES INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     NEW JERSEY                                    22-2441477
----------------                                ----------------
(State of incorporation)                        (I.R.S. Employer
                                               Identification No.)

   200 OLD HOOK ROAD, HARRINGTON PARK, N.J.        07640
---------------------------------------------   ----------------
   (Address of principal executive office)        (Zip Code)

Registrant's telephone number, including area code:  201-784-9434
                                                     ------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of Each Exchange
     Title of Each Class                          on Which Registered
     -------------------                          ---------------------
Common Stock (No par value)                       New York Stock Exchange
Outstanding at February 28, 1997 -   34,775,737
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

     At February 28, 1997, the registrant's Common Stock, no par value, held by non-affiliates had an aggregate market value of $ 435,030,306. See Item 13.
                                                 ------------

     The following document is incorporated by reference in this Form 10-K:

          United Water Resources Inc. Proxy Statement to be filed in connection with the Registrant's Annual Meeting tentatively to be held on May 12, 1997 as to Part III, items 10, 11, 12, and 13.

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

     United Water's principal utility subsidiaries, United Water New Jersey, United Water New York and the utility subsidiaries of United Waterworks, provide water and wastewater services to approximately two million people in 13 states, with more than half of the Company's utility operations located in northeastern New Jersey and southeastern New York. United Water New Jersey was incorporated by an act of the New Jersey Legislature in 1869. United Water New York was incorporated under the laws of New York in 1893 and is wholly-owned by United Water New Jersey. United Waterworks was incorporated under the laws of Delaware in 1942. Other significant wholly-owned subsidiaries of United Water include:
United Properties Group (United Properties), which is engaged in real estate activities, including commercial rentals, land development and sales, golf course operations and consulting services; United Water Mid-Atlantic, whose subsidiaries own and operate water and wastewater systems; and United Water UK Limited, an equal partner with Lyonnaise Europe in the Northumbrian Partnership, which has acquired a 20% interest in Northumbrian Water Group, a major investor-owned water and wastewater


--------------------------------------------------------------------------------
NOTE: In addition to the historical information contained herein, this report contains a number of "forward-looking statements," within the meaning of the Securities Exchange Act of 1934. Such statements address future events and conditions concerning the adequacy of water supply and utility plant, capital expenditures, earnings on assets, resolution and impact of litigation, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those projected in such statements, by reason of factors including, without limitation, general economic conditions, competition, actions by regulators and other governmental authorities, and technological developments affecting the Company's operations, markets, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission, including this report.

company in the United Kingdom. In addition, the Company has entered into public-private partnerships with the cities of Hoboken and Jersey City, New Jersey, whereby the municipalities retain ownership of their systems while the Company operates and maintains them.

     United Waterworks owned a utility subsidiary which provided water and wastewater services to customers in Rio Rancho, New Mexico. In April 1995, the city of Rio Rancho (the City) and the Company's utility subsidiary entered into an original stipulation in settlement of a condemnation action and on June 30, 1995, the City assumed possession of the operations of the utility subsidiary. The original stipulation was contested by various parties, but the City retained possession of the utility's operations.

     On March 29, 1996, the Company fully settled the condemnation proceeding with the City. Under the terms of the agreement, the Company accepted $67 million for the water and wastewater systems of its New Mexico operations (including capital expenditures incurred in 1995). This transaction resulted in an after-tax gain of $4.3 million which is included in the Company's 1996 earnings.

     On June 28, 1996, United Water and Lyonnaise Europe formed the Northumbrian Partnership (the Partnership), an equal partnership which has acquired a 20% interest in Northumbrian Water Group, a major investor-owned water and wastewater company in the United Kingdom. United Water's initial $62 million investment in the Partnership was made through its wholly-owned subsidiary in the United Kingdom, United Water UK Limited. United Water's share of the Partnership's earnings, which totaled $6 million in 1996, is included in other income in the accompanying statement of consolidated income.

     In December 1996, the Company announced its intention to dispose of its environmental testing business, Laboratory Resources, a wholly-owned subsidiary of the Company, closing its operations in Teterboro, New Jersey. Subsequently, in January 1997, it sold its laboratory facility in Brooklyn, Connecticut. The Company has accounted for this disposal in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions".
The subsidiary had been operating in a very competitive environment over a prolonged period of time and had not contributed to the Company's earnings, with net losses of $1.5 million, $2.6 million and $270,000 in 1996, 1995 and 1994, respectively. The Company recorded an impairment loss of $1.5 million net of income taxes for its investment in the environmental testing business, which was included in the net loss for the year ended December 31, 1995 (see "Impairment of Long-Lived Assets" below). The operating results of Laboratory Resources prior to the date of discontinuance are shown separately in the accompanying statement of consolidated income and all of the financial statements of prior periods have been restated to reflect the discontinuance of Laboratory Resources' operations. See Note 14 to the consolidated financial statements for further details.

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

     United Water New Jersey supplies water service to over 177,200 customers in 60 municipalities in the northeastern part of New Jersey, serving most of Bergen County and the northern part of Hudson County. The total population served is about 750,000 persons. United Water New Jersey is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). United Water New Jersey's principal source of water supply is the Hackensack River, with a watershed of 113 square miles, and is supplemented by water diversions from additional streams and rivers, by ground water supplies drawn from wells and by the purchase of water from contiguous water systems. United Water New Jersey also obtains stream flow benefits from its wholly-owned subsidiary, United Water New York, which owns and operates an impounding reservoir, Lake DeForest, on the Hackensack River in Rockland County, New York, and has available additional water supply from the Wanaque South Project. The Wanaque South Project, which was completed in 1987, is a joint undertaking of United Water New Jersey and the North Jersey District Water Supply Commission. United Water New Jersey has a 50% interest in the utility plant of the Wanaque South Project and is responsible for its proportionate share of operating expenses.

     United Water New York supplies water service to over 62,500 customers in Rockland County, New York, and is subject to rate regulation by the New York Public Service Commission (PSC). The total population served is about 250,000 persons. United Water New York's principal source of supply is derived from wells and surface supplies, including the Lake DeForest reservoir.

     United Waterworks is a holding company that provides water and wastewater services to a total of approximately 330,000 customers in 13 states through its regulated water and wastewater utility subsidiaries. The utility subsidiaries of United Waterworks serve a total population of about 900,000 persons. Its water utilities obtain water primarily from wells and surface supplies (lakes, ponds, reservoirs and streams), and in a few cases purchase water wholesale from adjoining water systems, generally owned by municipalities. United Waterworks' major water utility subsidiaries are generally not dependent upon water purchased from others, except that United Water New Rochelle, a wholly-owned subsidiary, purchases all of its water from an aqueduct system that is owned by and serves the City of New York. United Waterworks believes that its water utilities have adequate supplies of water for their present requirements, but anticipates making future capital expenditures to expand their sources of water supply, primarily through development of additional wells and expansion of other facilities, to provide for projected increases in future demand because of customer growth.

     Subsidiaries of United Water Mid-Atlantic own and operate several small water and wastewater utility systems that provide water supply, wastewater collection and wastewater transmission services to approximately 7,200 customers primarily in Plainsboro, Vernon Township and Mt. Arlington, New Jersey. United Water Mid-Atlantic's subsidiaries are subject to regulation by the BPU.

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

     The following table sets forth information concerning United Water's water and wastewater utility operations, particularly the nine larger utilities which in 1996 accounted for 83.9% of United Water's utility customers, 91.5% of United Water's utility operating revenues and 91.4% of United Water's net investment in utility plant.


--------------------------------------------------------------------------------
                                      # of Customers at     1996
Major Utility Operations                Dec. 31, 1996     Revenues
--------------------------------------------------------------------------------
                                                        (in thousands)
   United Water New Jersey                177,200          $118,448
   United Water New York                   62,506            41,956
   United Waterworks Subsidiaries:
     United Water Florida                  49,605            21,858
     United Water Idaho                    56,005            21,441
     United Water Pennsylvania             45,754            18,729
     United Water New Rochelle             30,168            16,426
     United Water Delaware                 31,686            14,757
     United Water Toms River               43,923            13,807
     United Water Arkansas                 19,388             6,523
--------------------------------------------------------------------------------
Subtotal                                  516,235           273,945
Other utility operations                   98,897            25,338
--------------------------------------------------------------------------------
   Total utility operations               615,132          $299,283
--------------------------------------------------------------------------------

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

     Customers.  In 1996, the Company's utility revenues were derived as
     ---------
follows: 61% from residential customers, 27% from commercial customers, 8% from industrial customers and 4% from fire protection customers. Of the Company's 588,785 water utility customers at December 31, 1996, 527,765 (90%) were residential customers, 52,783 (9%) were commercial customers and 8,237 (1%) were industrial customers. The Company also had 26,347 wastewater customers at December 31, 1996, many of whom were also water customers of the Company. The Company does not have a dependence on any single utility customer, since no single utility customer accounted for more than 10% of the Company's consolidated utility revenues in 1996.

     Capital Expenditures.  The Company's additions to utility plant were
     --------------------
$74,569,000 in 1996 as compared to $70,227,000 in 1995. For a discussion of the Company's capital expenditures, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, below.

     Competition and Franchises.  Substantially all of the Company's utility
     --------------------------
subsidiaries serve an area or areas in which the subsidiaries own and operate the sole public water or wastewater system. Accordingly, the Company's utility businesses are, in most cases, free from direct competition. The Company believes that its utility subsidiaries possess, with relatively minor exceptions and qualifications, such governmental franchises, water rights, licenses and permits as are necessary for the continuation of the water and wastewater operations as now conducted. Many such franchises, rights, licenses and permits are perpetual and others are expected to be renewable as they expire. The Company's utility subsidiaries derive their rights to install and maintain distribution mains under streets and other public places from statutes, municipal ordinances and permits from state and local authorities. In most cases, these rights are non-exclusive.

     Governmental Acquisition.  In most of the states in which the Company has
     ------------------------
water or wastewater operations, there exists the right of governmental acquisition. The price to be paid under condemnation is usually determined in accordance with the eminent domain statutes of the state governing the taking of land or other property by condemnation, which statutes generally provide for the payment of a price which reflects the fair value of the condemned property. A condemnation action was commenced in 1994 against United Waterworks' water and wastewater utility in New Mexico and was settled in 1996. See Item 8, Note 3 to the consolidated financial statements below.

     Rate Matters.   The Company's utility subsidiaries are subject to
     ------------
regulation by state regulatory commissions (or, in one case, by a local authority) having jurisdiction over their respective service areas with regard to rates, services, safety, accounting, issuance of securities, changes in ownership, control or organization and other matters. The rates charged by the Company's utility subsidiaries are fixed by the regulatory authority having jurisdiction over each utility. The Company's present rate structure consists of various rate and service classifications. The profitability of the Company's utility subsidiaries is to a large extent dependent upon the timeliness and adequacy of the rate relief allowed by regulatory authorities. Accordingly, the Company maintains a centralized rate management staff which monitors expense increases, capital expenditures and other factors affecting the financial performance of its utility subsidiaries and prepares, files and litigates rate cases. In certain jurisdictions, procedures have been established by the utility regulatory authorities to permit a more rapid, and less costly, recovery of certain expense increases. The Company believes that all of its regulated utilities are in compliance in all material respects with those regulations.
For a discussion of rate increases granted the Company's utility subsidiaries in 1996, see Note 11 to the consolidated financial statements in Item 8, below.

NON-REGULATED OPERATIONS
------------------------

     Several of the Company's subsidiaries are engaged in activities which are not subject to regulation of rates, service and similar matters by state public utility commissions. The Company's principal non-regulated operations include
(a) United Properties, a subsidiary engaged in real estate activities, (b) a 50% investment in the Northumbrian Partnership, which acquired a 20% interest in Northumbrian Water Group in the United Kingdom, and (c) a 50% investment in a joint venture partnership with Lyonnaise American

Holding (LAH) which, in turn, holds 50% of the common stock of JMM, which provides operations and management services to government and industry for water and wastewater treatment facilities.

     United Properties  United Properties is a non-regulated business engaged in
     -----------------
real estate investment and development activities, including commercial office and retail properties, residential and commercial land development and sales, golf course operations and consulting services. United Properties owns a portfolio of real estate located in New Jersey, New York, Pennsylvania, Delaware, Idaho and Florida. United Properties also provides consulting and advisory services in support of the real estate assets of the other United Water companies.

     Northumbrian Partnership In June 1996, United Water and Lyonnaise Europe
     ------------------------
formed the Northumbrian Partnership, an equal partnership which has acquired a 20% interest in Northumbrian Water Group, a major investor-owned water and wastewater company in the United Kingdom. The Company accounts for this investment under the equity method of accounting.

     JMM Operational Services, Inc.  As a result of the Merger and the formation
     ------------------------------
of the partnership with LAH, the Company acquired an indirect 25% interest in JMM. The partnership owns 50% of JMM's outstanding common stock and the remaining 50% is owned by Montgomery Watson Americas, Inc., a privately held environmental technology and engineering firm. JMM, headquartered in Denver, Colorado, provides contract operations and management services, principally to municipalities, for water and wastewater facilities in North America. The Company's investment in the partnership is accounted for under the equity method of accounting.

     Public-Private Partnerships  United Water is a leader in forming public-
     ---------------------------
private partnerships and similar arrangements in which municipalities retain ownership of their systems while the Company operates and maintains them. The Company entered into public-private partnerships with the cities of Jersey City and Hoboken, New Jersey in May 1996 and July 1994, respectively.

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

     Of the projected $297 million (excluding the effects of inflation) aggregate capital expenditures of United Water's utility subsidiaries over the next five years, approximately 25% are estimated to be related to compliance with environmental laws and regulations.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     ----------------------------------------------------------------------
     SALES
     -----

     Northumbrian Partnership In June 1996, United Water and Lyonnaise Europe
     ------------------------
formed the Northumbrian Partnership, an equal partnership which has acquired a 20% interest in Northumbrian Water Group, a major investor-owned water and wastewater company in the United Kingdom. The Company accounts for this investment under the equity method of accounting.

ITEM 2.   PROPERTIES
-------   ----------

REGULATED UTILITY OPERATIONS
----------------------------

     United Water's utility subsidiaries own, operate and maintain a total of 362 wells, 84 water treatment plants, with treatment capacities of up to 200 million gallons per day (MGD), 14 wastewater treatment plants, with treatment capacities of up to 3 MGD, and 219 ground and elevated storage tanks. The Company's utility subsidiaries also own numerous impounding basins, lift stations and purification stations, generally located on land owned by the respective subsidiaries. In addition, the Company's utility subsidiaries own a total of approximately 7,314 miles of water transmission and distribution mains and 327 miles of wastewater collection mains. The water mains and wastewater collection facilities are located in easements and rights-of-way on or under public highways, streets, waterways and other public places pursuant to statutes, municipal ordinances and permits from state and local authorities, or on or under property owned by the respective subsidiaries or occupied under property rights from the owners, which rights are deemed adequate for the purpose for which they are used. In addition, the Company's subsidiaries own pipelines, meters, services, fire hydrants, transportation vehicles, construction equipment, office furniture and equipment and computer equipment. United Water's subsidiaries own or lease office space at their respective locations.

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

NON-REGULATED OPERATIONS
------------------------

     United Properties owns approximately 722 acres of land held for sale or under development principally in New Jersey, New York and Pennsylvania and 567,671 square feet of office and retail properties. In addition, United Properties owns or holds interests in two golf properties in New Jersey.

ITEM 3.   LEGAL  PROCEEDINGS
-------   ------------------

     Three suits were filed by Safas Corporation, New Regime Company and Aircraft Engineering Products against United Water, Dundee Water Power & Land Co. (Dundee) and United Water New Jersey in September and November 1994 and May 1995 in the Superior Court of New Jersey, Passaic County. The suits allege that the plaintiffs suffered property damage as a result of an alleged breach in a berm surrounding the Dundee Canal, allowing water to escape. The Dundee Canal is the property of Dundee, a corporation of which United Water owns 50% of the outstanding common stock. North Jersey District Water Supply Commission, the other 50% shareholder, has also been named as a defendant. Initially, the plaintiffs in the Safas and New Regime suits voluntarily dismissed United Water and United Water New Jersey without prejudice from their actions. In August 1995, Safas and New Regime reinstituted their suits against United Water and United Water New Jersey. Plaintiffs, in the aggregate, seek damages of several million dollars. Pursuant to a Case Management Order issued in January 1997, the parties have been directed to complete discovery by May 1997. Both United Water's and the North Jersey District Water Supply Commission's respective policies of insurance name Dundee as an additional insured. The Company is of the opinion that it, United Water New Jersey and Dundee have adequate insurance to cover claims of this nature.

     United Water Delaware (formerly Wilmington Suburban Water Corporation), a subsidiary of United Waterworks, was the subject of a Criminal Violation Notice issued by New Castle County, Delaware Department of Public Works (the Notice). The Notice, dated April 15, 1992, describes the violation as being an illegal placement of fill in a floodplain in contravention of the New Castle County Zoning and Drainage Codes. United Water Delaware alleges that the illegal fill was placed on land it owns by one or more third parties without the knowledge or approval of United Water Delaware. Violation notice forms were also issued to other similarly situated property owners, and United Water Delaware has taken part in many discussions concerning the level of participation by all such parties in a remediation. An application for approval of a remediation plan was submitted to the New Castle County Department of Planning on May 26, 1995 and the County accepted this proposal on September 1, 1995. United Water Delaware and New Castle County entered into a Release and Settlement Agreement (the Agreement) dated April 9, 1996. Pursuant to the Agreement, New Castle County has withdrawn the Criminal Violation Notice against United Water Delaware. The withdrawal of the Criminal Violation Notice is conditioned on United Water Delaware undertaking in good faith to implement the remediation plan.
Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

     On October 28, 1994, IU International Corporation (IU) filed suit in the Superior Court of the State of Delaware against United Waterworks alleging breach of contract and seeking reimbursement from United Waterworks of more than $3 million, as well as interest thereon. IU's claim is based on certain tax indemnifications that were part of a stock purchase agreement entered into by IU, Lyonnaise American Holding, Inc. (LAH), United Waterworks and GWC Corporation (former parent of United Waterworks) in connection with the 1982 purchase of 50% of the outstanding common stock of United Waterworks by

LAH. On June 16, 1995, United Waterworks, LAH and IU entered into a settlement agreement pursuant to which United Waterworks agreed to pay IU $800,000 on the date of execution of such agreement. In addition, United Waterworks agreed to pay IU an additional amount of up to approximately $1.15 million plus interest thereon (such interest commencing as of September 15, 1993) at United Waterworks' average short-term borrowing rate. Such payments become due in the event and at the time that certain tax benefits previously claimed by United Waterworks with respect to its 1992 tax year reach "finality" through the running of the statute of limitations on the 1992 tax year or when it is determined that such tax benefits are allowable by the Internal Revenue Service. On June 16, 1995, United Waterworks paid $800,000 to IU. Pursuant to the settlement agreement, on June 30, 1995, the parties filed with the court a stipulation of dismissal of the lawsuit with prejudice. On September 15, 1996, the statute of limitations expired on the 1992 tax year. As a result, on November 19, 1996, United Waterworks paid IU $977,000 of the $1.15 million. The remaining balance of approximately $173,000 will be paid April 4, 1997. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

     A class action lawsuit was filed in the Supreme Court of the State of New York, New York County, on May 28, 1996 by Steven Tagliaferri and John Ambroselli, individually and on behalf of a class of employees (Plaintiffs) against United Metering Inc., a subsidiary of United Water, for breach of contract. Plaintiffs claim that United Metering failed to comply with prevailing wage rate regulations in connection with work performed pursuant to certain public works contracts awarded by the New York City Department of Environmental Protection. The damages sought are in excess of $600,000. United Metering has filed a response denying Plaintiffs' claims and motion for summary judgement seeking dismissal of the lawsuit. Oral argument on such motion was held on March 14, 1997 and a decision is expected in April 1997. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

     On July 20, 1994, the Townhouse at Lake Isle Home Owners Association, Inc. filed suit against United Water New Rochelle (formerly New Rochelle Water Company) in the Supreme Court of the State of New York, Westchester County. The suit seeks to recover for alleged property damage arising out of repeated leaks in service lines installed in or about 1982 by the developer of a townhouse complex in Eastchester, New York. The bulk of the relief sought by plaintiff involves monetary damages for the cost of replacing the service lines, which belong to United Water. The plaintiff did not seek injunctive relief.

     A default judgement on the issue of liability was entered against United Water New Rochelle on December 2, 1994. United Water has diligently prosecuted motions to reopen and appeal from the default judgement, on the principal ground that the default resulted from a failure by United Water's insurance carrier and claims processing service provider to timely file an answer to the plaintiff's complaint. To date, motions to vacate the default judgement have not been successful.

     Following an inquest on the issue of damages, the Court issued a decision, dated December 20, 1996, awarding the plaintiff $1,330,000. The Company has filed a motion to set aside the Court's December 20, 1996 decision on the ground that the relief granted exceeded the plaintiff's original demand. The Company plans to appeal the judgement and will consolidate therewith its appeals from prior decisions on its motions to vacate the default judgement. The Company believes that it has meritorious arguments on appeal and on the original matter, should it be reopened. Further, the Company expects to seek reimbursement from third parties of any ultimate liability resulting in this matter. Management believes the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

     United Water is not a party to any other litigation other than the routine litigation incidental to the business of United Water. None of such litigation, either individually or in the aggregate, is material to the business of United Water.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
------    -----------------------------------------------------------

     During the fourth quarter of 1996, there were no matters submitted to a vote of security holders.

                                    PART II
                                    -------

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
-------   ------------------------------------------------------------------
          MATTERS
          -------

     United Water's common stock is traded on the New York Stock Exchange under the symbol UWR. The high and low sales prices for United Water's common stock for 1996, 1995 and 1994 and the dividends paid on the common stock each quarter were as follows:

(dollars)                   STOCK PRICE            DIVIDEND
--------------------------------------------------------------
QUARTER                HIGH             LOW
--------------------------------------------------------------
1996    Fourth       $16.625         $14.625          $.23
        Third         17.500          12.750           .23
        Second        13.500          12.000           .23
        First         13.250          12.000           .23
--------------------------------------------------------------
1995    Fourth       $13.000         $11.750          $.23
        Third         13.500          12.500           .23
        Second        14.125          12.875           .23
        First         14.125          12.500           .23
--------------------------------------------------------------
1994    Fourth       $14.000         $12.250          $.23
        Third         14.250          13.000           .23
        Second        14.625          12.875           .23
        First         14.750          12.875           .23
--------------------------------------------------------------

The high and low stock prices from January 1 to February 28, 1997, were $18.125 and $15.000. There were 18,549 holders of record of United Water's common stock as of February 28, 1997.

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

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

                                                                           Year ended December 31,
-------------------------------------------------------------------------------------------------------------
(thousands of dollars except per share data)            1996         1995        1994      1993      1992
-------------------------------------------------------------------------------------------------------------
Income Statement Data
---------------------

Operating revenues                                $  332,045   $  319,536  $  284,767  $191,703  $155,131

Operating income                                      95,703       82,187      83,847    56,500    47,732

Net income                                            34,010       17,343      27,887    19,978    15,784

Net income per share                                    1.01          .54        1.01      1.03       .87

Dividends paid per share                                 .92          .92         .92       .92       .92
=============================================================================================================
Balance Sheet Data (at end of period)
-------------------------------------

Total assets                                      $1,580,980   $1,516,708  $1,457,427  $740,526  $691,659

Long-term debt                                       558,093      558,658     505,204   276,753   294,169

Preferred stock
   without mandatory redemption                        9,000        9,000       9,000     9,000     9,000

Preferred and preference stock
   with mandatory redemption                          93,261       98,091      98,173    23,840    24,100
-------------------------------------------------------------------------------------------------------------

Operating revenues, operating income, net income and net income per share represent results from continuing operations. Prior year amounts have been restated to conform with current year presentation.

The Merger of United Water with GWC, which occurred on April 22, 1994, affects the comparability of the information presented in the Selected Financial Data for the 1994, 1995 and 1996 fiscal years versus prior years.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

     United Water's 1994 results include the operations of United Waterworks for the nine months from April to December 1994. It should be noted that the results of operations for those nine months include the warmer, high-demand summer months and therefore represent a significant portion of the total 1994 earnings of United Waterworks' operating utilities. Results for 1995 and 1996 include a full year of combined operations.

TRANSFER OF NEW MEXICO OPERATIONS

     United Waterworks owned a utility subsidiary which provided water and wastewater services to customers in Rio Rancho, New Mexico. In April 1995, the city of Rio Rancho (the City) and the Company's utility subsidiary entered into an original stipulation in settlement of a condemnation action and on June 30, 1995, the City assumed possession of the operations of the utility subsidiary. The original stipulation was contested by various parties, but the City retained possession of the utility's operations.

     On March 29, 1996, the Company fully settled the condemnation proceeding with the City. Under the terms of the agreement, the Company accepted $67 million for the water and wastewater systems of its New Mexico operations (including capital expenditures incurred in 1995). This transaction resulted in an after-tax gain of $4.3 million which is included in the Company's 1996 earnings.

INVESTMENT IN NORTHUMBRIAN PARTNERSHIP

     On June 28, 1996, United Water and Lyonnaise Europe formed the Northumbrian Partnership (the Partnership), an equal partnership which has acquired a 20% interest in Northumbrian Water Group, a major investor-owned water and wastewater company in the United Kingdom. United Water's initial $62 million investment in the Partnership was made through its wholly-owned subsidiary in the United

Kingdom, United Water UK Limited. United Water's share of the Partnership's earnings, which totaled $6 million in 1996, is included in other income in the accompanying statement of consolidated income.

DISCONTINUED OPERATIONS

     In December 1996, the Company announced its intention to dispose of its environmental testing business, Laboratory Resources, a wholly-owned subsidiary of the Company, closing its operations in Teterboro, New Jersey. Subsequently, in January 1997, it sold its laboratory facility in Brooklyn, Connecticut. The Company has accounted for this disposal in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions".
The subsidiary had been operating in a very competitive environment over a prolonged period of time and had not contributed to the Company's earnings, with net losses of $1.5 million, $2.6 million and $270,000 in 1996, 1995 and 1994, respectively. The Company recorded an impairment loss of $1.5 million net of income taxes for its investment in the environmental testing business, which was included in the net loss for the year ended December 31, 1995 (see "Impairment of Long-Lived Assets" below). The operating results of Laboratory Resources prior to the date of discontinuance are shown separately in the accompanying statement of consolidated income and all of the financial statements of prior periods have been restated to reflect the discontinuance of Laboratory Resources' operations. See Note 14 to the consolidated financial statements for further details.

IMPAIRMENT OF LONG-LIVED ASSETS

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements for fiscal years beginning after December 15, 1995. The statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and specifies the criteria for the determination and measurement of an impairment loss. United Water adopted SFAS No. 121 during 1995 and, as a result of changes in market conditions, development plans, projections of cash flows and other considerations, recorded a $12.1 million pre-tax impairment loss for various parcels of land held by its real estate subsidiary and for its investment in the environmental testing business for the year ended December 31, 1995. See Note 1 to the consolidated financial statements for further details.

LIQUIDITY AND CAPITAL RESOURCES

     As shown in the consolidated statement of cash flows, the Company's major uses of cash in 1996 included: $79.6 million of capital expenditures; a $61.8 million investment in the Northumbrian Partnership; and $35.6 million of common, preferred and preference dividends paid to shareholders. The major sources of funds to meet these cash needs included: a $49.7 million increase in short-term notes payable; $45.4 million of cash provided by operations; $31.7 million from the condemnation settlement of its New Mexico operations; $30.5 million of additional long-term debt; and $18.8 million of proceeds from the issuance of additional shares of common stock.

     Capital expenditures are generally incurred by United Water's utility subsidiaries in connection with the normal upgrading and expansion of existing water and wastewater facilities and to comply with existing environmental regulations. United Water considers its utility plant to be adequate and in good condition. These capital expenditures are necessary to meet growth requirements and to comply with environmental laws and regulations. Excluding the effects of inflation, the capital expenditures of United Water's utility subsidiaries are projected to aggregate $297 million over the next five years, including $63 million and $61 million in 1997 and 1998, respectively. This total includes $204 million for United Waterworks and $88 million for United Water New Jersey and United Water New York. The expenditures related to compliance with environmental laws and regulations are estimated to be approximately 25% of the projected capital expenditures over the 1997-2001 period. To the best of management's knowledge, the Company is in compliance with all major environmental laws and regulations.

     United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York participate in a number of tax-exempt financings to fund capital expenditures. The companies draw down funds on these financings as qualified capital expenditures are made. As of December 31, 1996, $27.2 million of proceeds from these financings had not yet been disbursed to the Company and
are included in the consolidated balance sheet as restricted cash.   The amount
and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital and the ability to meet interest and fixed charge coverage requirements.

     In January 1995, United Water New York issued $12 million of 8.98% senior notes and used these proceeds to reduce short-term borrowings.

     In February 1995, United Waterworks issued $10 million of notes under a $75 million private placement medium-term note program, at a rate of 8.84%, with the full amount maturing in 2025. The proceeds were used to redeem outstanding notes payable.

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

     In June 1996, United Water entered into a $30 million long-term note agreement with Credit Lyonnais to partially fund its investment in the Northumbrian Partnership. The loan bears interest at a LIBOR-based floating rate and is payable in annual installments through June 2006. The Company purchased an offsetting interest rate cap to limit its exposure under this financing to a maximum interest rate of 8.6%. The remainder of the investment was funded through borrowings on United Water's various short-term bank lines of credit.

     In November 1996, United Water New Jersey issued three series of Variable Rate Demand Water Facilities Revenue Refunding Bonds (the Bonds) aggregating $130 million ($50 million due 2025 and $80 million due 2026), through the New Jersey Economic Development Authority (the EDA). Proceeds from the Bonds were used to refund an equal aggregate principal amount of 6%-7% bonds issued by the EDA in 1987 to finance or refinance a portion of the costs of acquiring and constructing certain water transmission, transportation, storage and distribution facilities located in Bergen, Passaic and Hudson counties in New Jersey. In December 1996, the Company purchased a five-year interest rate cap to limit its exposure under this financing to a maximum interest rate of 7%.

     At December 31, 1996, United Water had cash and cash equivalents of $9 million (excluding restricted cash) and unused short-term bank lines of credit of $133.2 million. Management expects that cash flows provided by operations, unused credit lines currently available and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

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

     During 1996, the Company's regulated utilities received ten rate awards with an aggregate annual rate revenue increase of $11.1 million. An estimated $4.2 million of this amount was reflected in 1996's revenues while the remaining $6.9 million is expected to increase revenues in 1997. Current year revenues also reflect the carryover impact of the rate awards granted in 1995 in the amount of $2.4 million. See Note 11 to the consolidated financial statements for further details.

     At the end of January 1997, there were six rate cases pending in which the Company has requested an aggregate annual rate increase of $13.3 million. The most significant rate cases pending were filed by United Water Florida and United Water Delaware. In July 1996, United Water Florida filed for rate relief in the amount of $3.3 million, or 45.9%, in water revenues and $5.1 million, or 32.6%, in wastewater revenues. The increases were requested primarily to fund capital investments. As part of the proposal, the Company requested that it be permitted to place into effect on an interim basis $1.1 million, or 16.8%, of the proposed water increase and $1.1 million, or 7.9%, of the proposed
wastewater increase.   On November 15, 1996, the Florida Public Service
Commission granted United Water Florida interim rate increases subject to refund of $725,000, or 10.6%, for water and $238,000, or 1.7%, for wastewater. A final decision on the Company's rate request is not anticipated until the second quarter of 1997.

     In August 1996, United Water Delaware filed for rate relief in the amount of $3.7 million, or a 24.6% increase in revenues. A petition to place $2.2 million, or 15%, in effect subject to refund was filed in September 1996 and was approved by the Delaware Public Service Commission on October 15, 1996 for rates to become effective on October 26, 1996. A final decision on the Company's rate request is not anticipated until the second quarter of 1997.

     Generally, the rate awards actually received by the Company's operating utilities are less than the amounts requested, primarily due to circumstances that change while the rate case is being processed.

REAL ESTATE ACTIVITIES

     United Properties Group (United Properties) owns a portfolio of real estate located in New Jersey, New York, Pennsylvania, Delaware, Idaho and Florida, consisting of commercial properties, golf courses and land available for development. United Properties is pursuing joint ventures, sales or direct development opportunities for the various properties in its portfolio. In December 1995, United Properties recorded a $9.4 million pre-tax impairment loss (which was included in the $12.1 million impairment loss recorded by the Company) for various parcels of land located in Orange and Rockland counties, New York, in accordance with SFAS No. 121.

     United Properties expects to spend $24.9 million over the next five years for capital expenditures on its existing real estate portfolio, including $11.8 million and $2.4 million in 1997 and 1998, respectively. Funding for United Properties' activities is anticipated to come from sales of properties, operations of existing commercial properties and golf courses, and proceeds of new financings. The timing of these expenditures will depend upon market conditions and the attainment of necessary approvals.

RESULTS OF OPERATIONS
OVERVIEW

     United Water's net income applicable to common stock for 1996 was $34 million, or $1.01 per common share, as compared to $17.3 million, or $.54 per common share, earned in 1995. These increases were primarily attributable to $6 million of equity earnings from a June 1996 investment in Northumbrian Water Group in the United Kingdom, a one-time, after-tax gain of $4.3 million resulting from the settlement of condemnation proceedings associated with the Company's utility operations in Rio Rancho, New Mexico, and increased land sales at United Properties Group partially offset by the effect of a 5% increase in the average number of shares outstanding for the period. Net income in 1995 included the incurrence of non-cash, pre-tax charges of $12.1 million relating to the write-down of various assets at the Company's real estate and environmental testing businesses, a pre-tax charge of $1.5 million for costs associated with an unconsummated business development proposal and a 16% increase in the average number of common shares outstanding. The Merger contributed positively to the Company's earnings per share in both 1996 and 1995 even though United Water issued an additional 9.3 million shares of common stock to effect the Merger.

OPERATING REVENUES

     Operating revenues increased $12.5 million, or 3.9%, in 1996 and $34.8 million, or 12.2%, in 1995 from the prior years, as follows:

-------------------------------------------------------------------------------------
                                  1996 VS. 1995                     1995 vs. 1994
 (thousands of dollars)         INCREASE (DECREASE)               Increase (Decrease)
-------------------------------------------------------------------------------------
Utilities:
   Merger                               -      -                   $30,357   10.6%
   Rate awards                    $ 6,591    2.1%                    7,097    2.5%
   Consumption                     (3,060)  (0.9%)                   2,218    0.8%
   Growth                           4,559    1.4%                    1,454    0.5%
   Transfer of New
     Mexico Operations             (5,990)  (1.9%)                  (6,076)  (2.1%)
Real estate                         3,336    1.0%                   (1,421)  (0.5%)
Other operations                    7,073    2.2%                    1,140    0.4%
-------------------------------------------------------------------------------------
                                  $12,509    3.9%                  $34,769   12.2%
-------------------------------------------------------------------------------------

1996 VERSUS 1995

     The 2.1% increase in revenues from rate awards in 1996 includes the impact of eleven 1995 and ten current year increases for the Company's operating utilities. The increase in revenues due to growth is partially attributable to the acquisitions of two utilities in New Jersey in the second quarter of 1996. The transfer of utility operations in Rio Rancho, New Mexico, and a 0.9% decrease in consumption due to unfavorable weather conditions in several service areas partially offset these revenue increases. Real estate revenues were higher as compared to 1995, primarily due to a $3 million increase in property sales in addition to higher golf course revenues and rental income. The $7.1 million increase in operating revenues from other operations was primarily attributable to the commencement of the public-private partnership with Jersey City, New Jersey, in May 1996, as well as higher revenues from meter installation contracts for the city of New York.

1995 VERSUS 1994

     The increased revenues for the year ended December 31, 1995, fully reflect the Merger with GWC as compared to only nine months of combined operations in 1994. The 2.5% increase in revenues from rate awards includes the impact of current year increases for eleven of the Company's operating utilities, as well as the full year effect of a 3.8% rate increase in July 1994 for United Water New York. Higher consumption due to the hot, dry summer in northeast service areas resulted in an increase in revenues of $2.2 million in 1995. The transfer of utility operations in Rio Rancho partially offset these revenue increases. Real estate revenues were lower as compared to 1994 primarily due to a $2.2 million decrease in property sales partially offset by increases in revenues from golf course operations and rental properties.

The $1.1 million increase in operating revenues from other operations was primarily attributable to the service contract with the city of Hoboken, New Jersey, which commenced in July 1994.

OPERATING EXPENSES

     The changes in operating expenses in 1996 as compared to 1995 were as follows:

---------------------------------------------------------------------------------
                                 Total                        Net of New Mexico
 (thousands of dollars)   Increase (Decrease)    New Mexico   Increase (Decrease)
---------------------------------------------------------------------------------
Operation and
   maintenance            $(3,675)     (2.3%)    $(2,957)      $ (718)    (0.5%)
Depreciation and
   amortization             1,572       5.4%        (776)       2,348     8.0%
General taxes               1,096       2.3%        (235)       1,331     2.7%
---------------------------------------------------------------------------------

     Operation and maintenance expenses in 1995 included a $12.1 million unusual non-cash charge relating to the write-down of various assets at the Company's real estate and environmental testing businesses. The decrease was offset by an $11.4 million increase in operation and maintenance expenses in 1996 due primarily to $4.5 million in additional operating expenses in connection with the public-private partnership with Jersey City, a $1.8 million increase in the operation and maintenance expenses of the Company's utility subsidiaries due to higher purchased water and chemical costs and $1 million relating to the acquisitions of two utilities in New Jersey in May 1996. Higher cost of meter installations and property sales also contributed to this increase.

     The $2.3 million increase in depreciation and amortization was primarily attributable to utility plant additions by United Waterworks' utility subsidiaries, as well as amortization attributable to the service contract in Jersey City .

     General taxes increased $1.3 million, or 2.7%, in 1996 primarily due to higher real estate and franchise taxes in utility operations.

     The changes in operating expenses in 1995 as compared to 1994 were as follows:

---------------------------------------------------------------------
                               Total       Effect of   Net of Merger
 (thousands of dollars)      Increase       Merger       Increase
---------------------------------------------------------------------
Operation and
   maintenance             $25,700  19.2%    $16,162   $9,538   7.1%
Depreciation and
   amortization              4,894  20.1%      3,704    1,190   4.9%
General taxes                5,835  13.7%      3,753    2,082   4.9%
---------------------------------------------------------------------

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

     The increase in general taxes of $2.1 million, or 4.9%, in 1995 was primarily attributable to higher real estate and franchise taxes in utility operations due to increased property tax assessments and the settlement of an outstanding real estate tax matter at United Water New Jersey.

INTEREST EXPENSE

     Interest expense increased $2.4 million, or 5.6%, predominantly due to additional long-term debt in 1996 as compared to 1995. The additional debt was incurred to finance the Partnership in the United Kingdom as well as to fund capital expenditures at the utility operations. Consolidated interest expense increased 18.9% in 1995 as compared to 1994, primarily due to the Merger and additional long-term debt.

OTHER INCOME

     Other income increased $5.7 million primarily due to $6 million of earnings from the Partnership in the United Kingdom and the absence of $1.5 million of costs associated with an unconsummated business development proposal through the Company's participation in a partnership with Lyonnaise des Eaux in 1995. These were partially offset by $838,000 of interest income generated by the remaining $34 million escrow deposit on the transfer of New Mexico operations and a favorable settlement of a $584,000 legal dispute at United Water Toms River in 1995.

     Other income was $4.4 million lower in 1995 as compared to 1994, primarily due to the award of $2.8 million in escrow monies to United Properties following a foreclosure settlement in 1994, a $1.5 million non-recurring gain from the sale of a wastewater transmission facility in Pine Bluff, Arkansas, in 1994 and the write-off of $1.5 million of costs associated with an unconsummated business venture in 1995. These were offset in part by $838,000 of interest income generated by the remaining $34 million escrow deposit on the transfer of New Mexico operations and a $584,000 legal settlement at United Water Toms River.

INCOME TAXES

     The effective income tax rates on income before preferred and preference stock dividends were 36.5% in 1996, 36.8% in 1995 and 38% in 1994. The decrease in the effective rate in 1995, as compared to the preceding year, resulted from the impact of the deferred tax benefit related to the write-down of various
assets at the Company's real estate and environmental testing businesses.   An
analysis of income taxes is included in Note 12 to the financial statements.

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

PROSPECTIVE INFORMATION

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
                                                                                     PAGE
                                                                                     ----
     Financial Statements:

     Report of Independent Accountants                                                 27

     Consolidated Balance Sheet at
        December 31, 1996 and 1995                                                     28

     Statement of Consolidated Income for each of the
        years ended December 31, 1996, 1995 and 1994                                   29

     Statement of Consolidated Common Equity for each of
        the years ended December 31, 1996, 1995 and 1994                               30

     Statement of Consolidated Cash Flows for each of the
        years ended December 31, 1996, 1995 and 1994                                   31

     Statement of Consolidated Capitalization at
        December 31, 1996 and 1995                                                     32

     Notes to Consolidated Financial Statements                                   33 - 54

     Financial Statement Schedules:
        For the three years ended December 31, 1996

          VIII - Consolidated Valuation and Qualifying Accounts                        60

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

                       REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors and Shareholders of
United Water Resources

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United Water Resources and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of United Water Resources' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 1995, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."



PRICE WATERHOUSE LLP
New York, New York
February 20, 1997

                           CONSOLIDATED BALANCE SHEET
                    UNITED WATER RESOURCES AND SUBSIDIARIES
                                                                                          December 31,
(thousands of dollars)                                                                  1996        1995
------------------------------------------------------------------------------------------------------------
ASSETS
UTILITY PLANT, including $27,947 and $19,899 under construction                      $1,348,391  $1,334,807
   Less accumulated depreciation                                                        266,836     253,529
                                                                                     ----------  ----------
                                                                                      1,081,555   1,081,278
UTILITY PLANT ACQUISITION ADJUSTMENTS,
   Less accumulated amortization of $7,922 and $2,955                                    64,710      71,898

REAL ESTATE AND OTHER INVESTMENTS,
   Less accumulated depreciation of $9,890 and $14,626                                   83,340      90,468
EQUITY INVESTMENTS                                                                       82,433       7,614
                                                                                     ----------  ----------
                                                                                        165,773      98,082

CURRENT ASSETS:
   Cash and cash equivalents                                                              8,961       4,529
   Restricted cash                                                                       27,203      52,677
   Accounts receivable and unbilled revenues, less allowance of $2,549 and $1,299        65,911      62,627
   Prepaid and other current assets                                                      11,668      15,103
                                                                                     ----------  ----------
                                                                                        113,743     134,936

DEFERRED CHARGES AND OTHER ASSETS:
   Regulatory assets                                                                     74,062      67,914
   Prepaid employee benefits                                                             16,139      12,319
   Unamortized debt expense                                                              30,695      26,242
   Other deferred charges and assets                                                     34,303      24,039
                                                                                     ----------  ----------
                                                                                        155,199     130,514

                                                                                     $1,580,980  $1,516,708
                                                                                     ==========  ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common stock and retained earnings                                                $  391,490  $  358,302
   Preferred stock without mandatory redemption                                           9,000       9,000
   Preferred stock with mandatory redemption                                             53,978      54,397
   Preference stock, convertible, with mandatory redemption                              39,283      43,694
   Long-term debt                                                                       558,093     558,658
                                                                                     ----------  ----------
                                                                                      1,051,844   1,024,051

CURRENT LIABILITIES:
   Notes payable                                                                         93,225      43,500
   Preferred stock and long-term debt due within one year                                29,547      13,575
   Accounts payable and other current liabilities                                        38,008      32,943
   Accrued taxes                                                                         17,320      25,678
   Accrued interest and dividends                                                         7,479       7,953
                                                                                     ----------  ----------
                                                                                        185,579     123,649

DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes and investment tax credits                                     174,530     155,258
   Customer advances for construction                                                    25,259      27,804
   Contributions in aid of construction                                                 126,395     132,836
   Other deferred credits and liabilities                                                17,373      53,110
                                                                                     ----------  ----------
                                                                                        343,557     369,008
   Commitments and contingencies (Note 6)
                                                                                     $1,580,980  $1,516,708
                                                                                     ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        STATEMENT OF CONSOLIDATED INCOME
                    UNITED WATER RESOURCES AND SUBSIDIARIES

-----------------------------------------------------------------------------------
                                                        Years ended December 31,
   (thousands of dollars except per share data)        1996       1995       1994
-----------------------------------------------------------------------------------
OPERATING REVENUES                                   $332,045   $319,536   $284,767
OPERATING EXPENSES:
 Operation and maintenance                            155,848    159,523    133,823
 Depreciation and amortization                         30,833     29,261     24,367
 General taxes                                         49,661     48,565     42,730
                                                     --------   --------   --------
   TOTAL OPERATING EXPENSES                           236,342    237,349    200,920
                                                     --------   --------   --------
OPERATING INCOME                                       95,703     82,187     83,847
INTEREST AND OTHER EXPENSES:
 Interest expense, net of amount capitalized           44,951     42,548     35,792
 Allowance for funds used during construction          (3,355)    (1,855)    (1,247)
 Preferred stock dividends of subsidiaries              2,277      2,297      2,318
 Gain on New Mexico settlement                        (10,372)         -          -
 Other income, net                                     (6,696)    (1,002)    (5,444)
                                                     --------   --------   --------
   TOTAL INTEREST AND OTHER EXPENSES                   26,805     41,988     31,419
                                                     --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                          68,898     40,199     52,428
PROVISION FOR INCOME TAXES                             25,878     15,439     20,817
                                                     --------   --------   --------
INCOME FROM CONTINUING OPERATIONS                      43,020     24,760     31,611
Preferred and preference stock dividends                4,613      4,795      3,454
                                                     --------   --------   --------
NET INCOME APPLICABLE TO COMMON STOCK
 FROM CONTINUING OPERATIONS                          $ 38,407   $ 19,965   $ 28,157
DISCONTINUED OPERATIONS:
 Loss from discontinued operations, net of income
   tax benefit of $824 in 1996, $1,235 in
   1995 and $146 in 1994                               (1,532)    (2,622)      (270)
 Loss on disposal of discontinued business, net
   of income tax benefit of $1,543                     (2,865)         -          -
                                                     --------   --------   --------
Loss from discontinued operations                      (4,397)    (2,622)      (270)
                                                     --------   --------   --------
NET INCOME APPLICABLE TO COMMON STOCK                $ 34,010   $ 17,343   $ 27,887
                                                     ========   ========   ========
AVERAGE COMMON SHARES OUTSTANDING                      33,728     31,995     27,524
NET INCOME (LOSS) PER COMMON SHARE
 Continuing operations                                  $1.14       $.62      $1.02
 Discontinued operations                                 (.13)      (.08)      (.01)
                                                     --------   --------   --------
   TOTAL                                                $1.01       $.54      $1.01
                                                     ========   ========   ========



  The accompanying notes are an integral part of these consolidated financial statements

                    STATEMENT OF CONSOLIDATED COMMON EQUITY
                    UNITED WATER RESOURCES AND SUBSIDIARIES

                                                                   Common Stock         Cumulative
                                                               Number                   Translation      Retained
(thousands)                                                   of shares     Amount      Adjustment       Earnings
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31,  1993                                   20,216      $138,456           --        $63,654
  Dividend reinvestment and stock purchase plans                 1,769        23,158           --             --
  Common stock issued in connection with merger                  9,296       123,170           --             --
  Net income applicable to common stock                             --            --           --         27,887
  Cash dividends paid on common stock, $.92 per share               --            --           --        (25,830)
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                                    31,281       284,784           --         65,711
  Dividend reinvestment and stock purchase plans                 1,599        19,879           --             --
  Net income applicable to common stock                             --            --           --         17,343
  Cash dividends paid on common stock, $.92 per share               --            --           --        (29,415)
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                                    32,880       304,663           --         53,639
  Dividend reinvestment and stock purchase plans                 1,375        18,845           --             --
  Cumulative translation adjustment                                 --            --      $ 6,703             --
  Conversion of 5% preference stock                                294         4,624           --             --
  Net income applicable to common stock                             --            --           --         34,010
  Cash dividends paid on common stock, $.92 per share               --            --           --        (30,994)
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                                    34,549      $328,132      $ 6,703        $56,655
-----------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                    UNITED WATER RESOURCES AND SUBSIDIARIES


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Years ended December 31,
(thousands of dollars)                                                                             1996       1995       1994
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
NET INCOME                                                                                       $ 38,623   $ 22,138   $ 31,341
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                                                    32,068     30,922     26,347
  Deferred income taxes and investment tax credits, net                                            18,399     (7,762)     5,865
  Gain on New Mexico settlement                                                                   (10,372)        --         --
  Equity earnings of affiliates                                                                    (4,617)     2,087       (105)
  Gain from release of security deposit on real estate settlement                                      --         --     (2,811)
  Gain on foreign currency exchange                                                                  (368)        --         --
  Loss on disposal of discontinued operations                                                       4,408         --         --
  Impairment loss                                                                                      --     12,105         --
  Allowance for funds used during construction                                                     (3,355)    (1,855)    (1,247)
  Changes in assets and liabilities, net of effect of Merger:
    Accounts receivable and unbilled revenues                                                      (3,729)    (3,335)    (9,412)
    Prepayments                                                                                     3,346       (954)     4,146
    Prepaid employee benefits                                                                      (3,757)      (861)    (4,404)
    Regulatory assets                                                                              (7,704)     3,771     (9,290)
    Accounts payable and other current liabilities                                                  3,652     (4,647)     6,479
    Accrued taxes                                                                                  (6,454)    (2,774)     3,356
    Accrued interest and dividends                                                                   (494)    (1,923)    (2,734)
    Other, net                                                                                    (14,221)    (8,087)    (5,206)
                                                                                                 ---------  ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          45,425     38,825     42,325
                                                                                                 ---------  ---------  ---------

INVESTING ACTIVITIES:
  Additions to utility plant (excludes allowance for funds
   used during construction)                                                                      (74,569)   (70,227)   (57,592)
  Additions to real estate and other properties                                                    (5,047)    (7,958)    (9,317)
  Investment in Northumbrian Partnership                                                          (61,792)        --         --
  Acquisitions, net of cash received                                                               (6,794)        --     (5,059)
  Proceeds from New Mexico settlement                                                              31,670     35,330         --
  Investments in service contracts                                                                 (5,500)        --     (5,500)
  Change in restricted cash                                                                        25,474    (22,450)       510
                                                                                                 ---------  ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES                                                             (96,558)   (65,305)   (76,958)
                                                                                                 ---------  ---------  ---------

FINANCING ACTIVITIES:
  Change in notes payable                                                                          49,725    (32,950)    37,050
  Additional long-term debt                                                                        30,538     67,000     88,648
  Reduction in preferred stock and long-term debt                                                 (15,550)   (10,299)   (90,123)
  Issuance of common stock                                                                         18,845     19,879     23,158
  Dividends on common stock                                                                       (30,994)   (29,415)   (25,830)
  Dividends on preferred and preference stock                                                      (4,613)    (4,795)    (3,454)
  Net contributions and advances for construction                                                   7,614     11,749      6,091
                                                                                                 --------   --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          55,565     21,169     35,540
                                                                                                 --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                4,432     (5,311)       907
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                      4,529      9,840      8,933
                                                                                                 --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                         $  8,961   $  4,529   $  9,840
                                                                                                 ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    STATEMENT OF CONSOLIDATED CAPITALIZATION
                    UNITED WATER RESOURCES AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------------------
                                                                                              December 31,
(thousands of dollars)                                                                     1996         1995
-------------------------------------------------------------------------------------------------------------------

COMMON STOCK AND RETAINED EARNINGS:
 Common stock, no par value--authorized 50,000,000 shares                               $  344,687   $  321,234
 Less treasury shares, at cost                                                             (16,555)     (16,571)
 Retained earnings                                                                          56,655       53,639
 Cumulative translation adjustment                                                           6,703            -
                                                                                        ----------   ----------
 TOTAL COMMON STOCK AND RETAINED EARNINGS                                                  391,490      358,302
                                                                                        ----------   ----------

CUMULATIVE PREFERRED STOCK WITHOUT MANDATORY REDEMPTION:
 United Water New Jersey, authorized 2,000,000 shares,
 stated value--$100 per share, issuable in series:
   4  1/2% Series, authorized and outstanding 30,000 shares                                  3,000        3,000
   4.55% Series, authorized and outstanding 60,000 shares                                    6,000        6,000
                                                                                        ----------   ----------
 TOTAL PREFERRED STOCK WITHOUT MANDATORY REDEMPTION                                          9,000        9,000
                                                                                        ----------   ----------

CUMULATIVE PREFERRED AND PREFERENCE STOCK WITH MANDATORY REDEMPTION,
 NET OF AMOUNT DUE IN ONE YEAR:
  United Water New Jersey:
   5% Series, authorized and outstanding 7,200 shares                                          660          720
   7 3/8% Series, authorized and outstanding 150,000 shares                                 15,000       15,000

  United Water New York:
   Authorized 100,000 shares, stated value--$100 per share issuable in series:
     $8.75 Series, authorized and outstanding 26,000 shares                                  2,400        2,600
     $9.84 Series, authorized and outstanding 50,000 shares                                  5,000        5,000

  United Water Idaho:  5%, authorized and outstanding 7,901 shares                             654          797

  United Water Resources:
   7 5/8% Series B, authorized and outstanding 300,000 shares                               30,264       30,280
   5% Series A, convertible preference, authorized and outstanding 2,988,156 shares         39,283       43,694
                                                                                        ----------   ----------
  TOTAL PREFERRED AND PREFERENCE STOCK WITH MANDATORY REDEMPTION                            93,261       98,091
                                                                                        ----------   ----------

 LONG-TERM DEBT, NET OF AMOUNT DUE IN ONE YEAR:
  United Water New Jersey:
   First mortgage bonds, 5.8%-5.9%, due 2024 (weighted average 5.85%)                       40,000       75,000
   Unsecured promissory notes, variable rates, due 2025-2026 (weighted average 4.7%)       130,000      100,000

  United Water New York:
   First mortgage bonds, 9 3/8%, due 2001                                                    1,200        5,500
   Unsecured promissory notes, 5.65%-8.98%, due 1998-2025 (weighted average 6.78%)          52,100       52,650

  United Water Resources:
   Promissory notes, 9.38%, due 2019                                                        25,000       25,000
   Promissory notes, floating LIBOR-based interest rate, due 2006                           28,000            -

  United Waterworks:
   Unsecured debt, 6.15%-10.2%, due 1998-2025 (weighted average 7.78%)                     246,630      264,151

  United Properties Group:
   Mortgage notes, 8%-10%, due 1999-2006 (weighted average 9.94%)                           17,153       17,526
   Floating rate LIBOR-based term loan, due 2000                                             7,399        7,565
   New Jersey Wastewater Treatment Loans, 0%-4.8%, due 2013 (weighted average 2.35%)         2,036        2,141

  United Water Services:  Promissory note with JMM, 8%, due 1999                             5,000        5,000

  United Water Mid-Atlantic:  Promissory note at floating interest rate, due 2004            3,575        4,125
                                                                                        ----------   ----------
     TOTAL LONG-TERM DEBT                                                                  558,093      558,658
                                                                                        ----------   ----------
  TOTAL CAPITALIZATION                                                                  $1,051,844   $1,024,051
                                                                                        ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of United Water Resources (United Water, or the Company) and the subsidiaries in which it has more than 50% ownership. The Company accounts for investments in which it has significant influence under the equity method of
accounting.   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform with current year presentation.

DESCRIPTION OF BUSINESS: United Water's principal utility subsidiaries include United Water New Jersey, United Water New York and United Waterworks. These subsidiaries provide water and wastewater services to approximately two million people in 13 states. Other significant wholly-owned subsidiaries of United Water include: United Properties Group (United Properties), which is engaged in real estate activities including commercial rentals, land development and sales, golf course operations and consulting services; United Water UK, an equal partner with Lyonnaise Europe in the Northumbrian Partnership, which has acquired a 20% interest in Northumbrian Water Group, a major investor-owned water and wastewater company in the United Kingdom; and United Water Mid-Atlantic, which owns and operates water and wastewater systems. In addition, the Company has entered into public-private partnerships with the cities of Hoboken and Jersey City, New Jersey, whereby the municipalities retain ownership of their systems while the Company operates and maintains them.

United Water's utility subsidiaries are subject to regulation by the public utility commissions of the states in which they operate. Their accounting must comply with the applicable uniform system of accounts prescribed by these regulatory commissions and must also conform to generally accepted accounting principles as applied to rate-regulated public utilities. This accounting allows, among other things, the recognition of intercompany profit in situations where it is probable such profit will be recovered in the ratemaking process and the recording of assets and liabilities not generally recorded by non-regulated enterprises. The Company continues to follow Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" for its regulated utilities. SFAS No. 71 provides for the recognition of regulatory assets and liabilities as allowed by state regulators that are considered probable of recovery.

EQUITY INVESTMENTS: The Company holds an indirect investment in Northumbrian Water Group and has representation on its board of directors. As a result of the merger (the Merger) with GWC Corporation in April 1994, the Company acquired an indirect 25% interest in JMM Operational Services, which provides contract operations and maintenance services for water and wastewater facilities. These investments totaled $74.9 million and $7.3 million, respectively, at December 31, 1996 and are included in equity investments in the consolidated balance sheet.

FOREIGN CURRENCY TRANSLATION: Financial statements for United Water UK are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting cumulative translation adjustment is recorded as a separate component of stockholders' equity in the Company's statement of consolidated common equity.

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

UTILITY PLANT ACQUISITION ADJUSTMENTS: Utility plant acquisition adjustments represent the difference between the purchase price and the book value of net assets acquired, and are amortized, generally, on a straight-line basis over a 40-year period. Utility plant acquisition adjustments include a premium paid to acquire the operating utilities of GWC Corporation in the Merger (see Note 2). At each balance sheet date, the Company evaluates the realizability of utility plant acquisition adjustments on the basis of expected future undiscounted cash flows. Based on its most recent evaluation, the Company believes that no impairment of utility plant acquisition adjustments exists at December 31, 1996.

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

The balances of advances and contributions are used to reduce utility plant in determining rate base, and plant funded by advances and contributions is generally not depreciated. However, the public utility commissions in several of the states in which the Company operates permit the depreciation of plant funded by contributions in aid of construction, but also require that contributions be amortized, so that there is no net effect on income from the depreciation of the contributed plant. For income tax purposes, advances and contributions received after 1986 and through June 1996 are included as taxable income, and the related plant is depreciated for tax purposes. In accordance with changes in the tax law, effective June 12, 1996, advances and contributions are no longer included in taxable income, nor is the related plant depreciated for tax purposes.

JOINTLY OWNED FACILITIES: Utility plant includes United Water New Jersey's 50% interest in the Wanaque South Water Supply Project, the net book value of which was $43.6 million and $44.4 million at December 31, 1996 and 1995, respectively. United Water New Jersey's share of the project's operating expenses is included in operation and maintenance expenses.

REGULATORY ASSETS: Included in deferred charges and other assets are regulatory items that are expected to be recognized when included in future rates and recovered from customers as directed by the state public utility commissions. These regulatory assets include items that the public utility commissions have ordered the Company's regulated utilities to defer and prudently incurred costs where the Company expects that recovery is probable because of the past practices of the public utility commissions.

Regulatory assets consisted of the following at December 31:

------------------------------------------------------------------------------
(thousands of dollars)                             1996              1995
------------------------------------------------------------------------------

 Recoverable income taxes                         $40,398           $39,013
 Deferred employee benefits                        21,347            17,792
 Tank painting                                      2,731             2,354
 Other                                              9,586             8,755
------------------------------------------------------------------------------
Total regulatory assets                           $74,062           $67,914
------------------------------------------------------------------------------

REAL ESTATE: Real estate properties are carried at the lower of cost, which includes original purchase price and direct development costs, or fair value. Real estate taxes and interest costs are capitalized during the development period. The amount of interest capitalized was $620,000 in 1996, $1.4 million in 1995 and $2.7 million in 1994. Real estate operating revenues include rental income from commercial properties, proceeds from the disposition of real estate properties, revenues from golf course operations and fees from consulting services.

UNAMORTIZED DEBT EXPENSE: Debt premium, debt discount and deferred debt expenses are amortized to income or expense over the lives of the applicable issues.

REVENUES FROM UTILITY OPERATIONS: United Water New Jersey and United Waterworks recognize as revenues billings to customers, plus estimated revenues for consumption for the period from the date of the last billing to the balance sheet date. United Water New York recognizes revenues as bills are rendered to customers and does not accrue for unbilled revenues. United Water New York and United Water New Rochelle have been directed by the New York Public Service Commission (PSC) to institute a Revenue Reconciliation Clause, which requires the reconciliation of billed revenues with pro forma revenues that were used to set rates. Any variances outside a threshold range are accrued or deferred for subsequent recovery from or refund to customers. At December 31, 1996, United Water New York and United Water New Rochelle had $1.1 million of net unamortized revenue accruals, resulting from revenues which were less than the amounts used to set rates. These amounts are expected to be recovered over a three-year period.

REVENUES FROM REAL ESTATE ACTIVITIES: Revenues from real estate sales are recognized when the transaction is consummated and title has passed. Revenues from real estate transactions were $5.4 million, $2.4 million and $4.6 million in 1996, 1995 and 1994, respectively.

United Properties owns several office buildings, with an aggregate net book value of $44.2 million (net of accumulated depreciation of $8.4 million), which are leased to tenants under various operating leases. The following is a schedule, by year, of the minimum future rental income on non-cancelable operating leases outstanding at December 31, 1996:

----------------------------------------------------------------------------
(thousands of dollars)
----------------------------------------------------------------------------
1997                                                              $ 6,360
1998                                                                5,800
1999                                                                4,565
2000                                                                2,865
2001                                                                  728
Thereafter                                                             50
----------------------------------------------------------------------------
Total minimum future rental income                                $20,368
----------------------------------------------------------------------------

REVENUES FROM PUBLIC-PRIVATE PARTNERSHIPS: United Water entered into a five-year contract with Jersey City to operate its municipal water system. This contract provides for monthly service fees which are recorded as revenues when billed. Additionally, certain incentives based on collection and marketing goals are recognized when earned. Service fee revenues for the eight months ended December 31, 1996 were $4.7 million.

The Company entered into a twenty-year contract with the city of Hoboken to operate, maintain and manage its municipal water system. Under this contract, revenues are recorded monthly based upon customer billings. Revenues for the years ended December 31, 1996 and 1995 were $3.5 million and $3.2 million, respectively.

DEPRECIATION: Depreciation of utility plant and real estate properties is recognized using the straight-line method over the estimated service lives of the properties. Utility plant depreciation rates are prescribed by the public utility commissions. The provision for depreciation was equivalent to 2.1% of average depreciable utility plant in service in 1996, 1995 and 1994. Real estate properties are depreciated over estimated lives ranging between 25 and 50 years. For federal income tax purposes, depreciation is computed using accelerated methods and, in general, shorter depreciable lives as permitted under the Internal Revenue Code.

INCOME TAXES: The Company and its eligible subsidiaries file a consolidated federal income tax return. Federal income taxes are deferred under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes are provided for all differences between financial statement and tax basis of assets and liabilities. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that income taxes will be recoverable or refundable through future revenues.

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

STATEMENT OF CASH FLOWS: United Water considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company made cash payments for interest (net of amounts capitalized) and federal and state income taxes as follows:

------------------------------------------------------------------------------
(thousands of dollars)                       1996         1995         1994
------------------------------------------------------------------------------
Interest, net of amounts capitalized        $44,573      $43,701      $37,386
Income taxes                                 11,921       15,415       11,205
------------------------------------------------------------------------------

The following is a supplemental schedule of non-cash transactions in 1996:

------------------------------------------------------------------
(thousands of dollars)                                  1996
------------------------------------------------------------------

New Mexico settlement:
   Liabilities transferred to Rio Rancho               $20,244
Cumulative translation adjustment                        6,703
Conversion of 352,922 shares of 5% preference stock      4,869
Acquisition of Princeton Meadows and Matchaponix:
   Note receivable forgiven                              5,000
   Liabilities assumed                                   5,172
------------------------------------------------------------------

The following is a supplemental schedule of non-cash transactions related to the Merger (see Note 2) :

-------------------------------------------------------------------
(thousands of dollars)                                  1994
-------------------------------------------------------------------
Fair value of assets purchased                        $667,435
Less:
   Liabilities assumed                                 464,749
   Common stock issued                                 123,170
   Fair value of preferred stock assumed                31,135
   Fair value of preference stock issued                43,322
-------------------------------------------------------------------
   Cash paid for GWC, net of cash received            $  5,059
-------------------------------------------------------------------

ASSET IMPAIRMENT:   During 1995, as a result of changes in market conditions,
development plans, projections of cash flows and other considerations, the Company revalued certain investments in its real estate and environmental testing subsidiaries. Measurements of value used by the Company included market prices and the use of discounted cash flows. The Company recorded a $12.1 million non-cash impairment loss during 1995, included as part of operation and maintenance expenses in the statement of consolidated income, in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

NOTE 2 - MERGER

On April 22, 1994, United Water completed the Merger with GWC Corporation (GWC), in which United Water was the surviving corporation. GWC's principal assets included 100% of the stock of General Waterworks Corporation (presently known as United Waterworks), which currently owns regulated water and wastewater utilities operating in 13 states, and a 25% indirect investment in JMM Operational Services, Inc. (JMM). JMM provides operations and management services to government and industry for water and wastewater treatment facilities. The Merger was accounted for under the purchase method and resulted in the recording of a utility plant acquisition adjustment of $67 million. In exchange for the common stock of GWC that was issued and outstanding immediately preceding the Merger, United Water (i) issued 9,295,860 shares of United Water common stock, (ii) issued 3,341,078 shares of United Water 5% cumulative convertible preference stock, with a liquidation price of $13.794 per share, and
(iii) paid former shareholders of GWC $8.9 million in cash. In addition, each share of GWC 7 5/8% cumulative preferred stock outstanding at the time of the Merger was converted into one fully paid non-assessable share of United Water
7 5/8% cumulative preferred stock, with equal stated dividends and substantially similar rights, privileges, qualifications and restrictions.

Prior to the Merger, Lyonnaise American Holding, Inc. (LAH), a Delaware corporation and a wholly-owned subsidiary of Lyonnaise des Eaux, a French societe anonyme, owned approximately 81.9% of GWC's common stock. The remaining 18.1% of GWC's common stock was publicly traded. On the date of the Merger, LAH converted 70% of its shares of GWC common stock into United Water common stock and the remainder of its shares of GWC common stock into United Water 5% cumulative convertible preference stock. Immediately after the Merger, LAH owned approximately 25.4% of the issued and outstanding United Water common stock and approximately 97.7% of the issued and outstanding United Water 5% cumulative convertible preference stock. A twelve-year Governance Agreement between LAH and United Water contains a number of restrictions, including restrictions on when LAH can convert its preference shares into United Water common stock and on LAH's ability to buy or sell United Water common stock or preference stock. As of December 31, 1996, LAH owned approximately 27.5% of the issued and outstanding United Water common stock and approximately 98.3% of the issued and outstanding United Water 5% cumulative convertible preference stock.

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

--------------------------------------------------------------------------------
 (thousands of dollars except per share data)     1996       1995        1994
--------------------------------------------------------------------------------

                                                                      Unaudited
Operating revenues                              $332,045   $319,536    $313,963
Operating income                                  95,703     82,187      89,854
Net income applicable to common stock             34,010     17,343      27,724
Net income (loss) per common share:
 Continuing operations                          $   1.14   $    .62    $    .92
 Discontinued operations                            (.13)      (.08)       (.01)
--------------------------------------------------------------------------------
   Total                                        $   1.01   $    .54    $    .91
--------------------------------------------------------------------------------

As disclosed in Note 1, the Company recorded a $12.1 million non-cash, pre-tax impairment loss in the fourth quarter of 1995 for various parcels of land held by its real estate subsidiary and for its investment in the environmental testing business.

As disclosed in Note 3, the Company settled the condemnation proceedings with the city of Rio Rancho. As a result, an after-tax gain of $4.3 million is included in 1996 first quarter earnings.

NOTE 3 - NEW MEXICO SETTLEMENT

On March 29, 1996, the Company settled the condemnation proceeding with the city of Rio Rancho, New Mexico (the City). The agreement was approved on the same day by the Thirteenth Judicial District Court in New Mexico. Under the terms of the agreement, the Company agreed to accept $67 million for the water and wastewater systems of its United Water New Mexico operations (including capital expenditures incurred in 1995). Results of this transaction are included in the Company's first quarter 1996 earnings. The Company lost revenues since June 30, 1995 when the City took possession of the utility's operations. For the first six months of 1995, the Company's Rio Rancho utility had revenues of $6 million.

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

The total credit lines available, the amounts utilized and the range of interest rates at December 31 were as follows:

-----------------------------------------------------------------------
(thousands of dollars)                  1996               1995
-----------------------------------------------------------------------

Total credit lines available            $229,500          $208,500
Utilized:
 Drawn                                    93,225            43,500
 Pledged                                   3,055             3,805
Interest rates                        5.5% TO 8.3 %     5.8% to 6.4%
-----------------------------------------------------------------------

During 1996, the Company utilized approximately $30 million of its various short-term lines of credit to fund its investment in the Northumbrian Partnership.

NOTE 5 - LONG-TERM DEBT

The long-term debt repayments over each of the next five years are as follows:
1997--$20.3 million; 1998--$23.9 million; 1999--$30 million; 2000--$7.4 million and 2001--$13.9 million. Substantially all of the utility plant of United Water New Jersey and United Water New York is subject to first mortgage liens, and both companies, as well as United Waterworks and other subsidiaries of United Water, are subject to certain restrictive covenants related to debt issued by those subsidiaries.

In June 1996, United Water entered into a $30 million long-term note agreement with Credit Lyonnais to partially fund the investment in the Northumbrian Partnership. The loan bears interest at a LIBOR-based floating rate (5.9% at December 31, 1996) and is payable in annual installments through June 2006. The Company purchased an offsetting interest rate cap for $576,000 to limit its exposure under this financing to a maximum interest rate of 8.6%. The cost of the interest rate cap is being amortized over the life of the debt.

In November 1996, United Water New Jersey issued three series of Variable Rate Demand Water Facilities Revenue Refunding Bonds (the Bonds) aggregating $130 million, through the New Jersey Economic Development Authority (the EDA). The interest rates on these Bonds ranged from 4.65% to 4.8% at December 31, 1996. Proceeds from the Bonds were used to refund an equal aggregate principal amount of 6%-7% bonds issued by the EDA in 1987 to finance or refinance a portion of the costs of acquiring and constructing certain water transmission, transportation, storage and distribution facilities located in Bergen, Passaic and Hudson counties in New Jersey. In December 1996, the Company purchased a five-year interest rate cap, requiring annual payments of $149,000 to limit its exposure under this financing to a maximum interest rate of 7%.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The future capital expenditures of the Company's utility subsidiaries are projected to aggregate $297 million over the next five years, including $63 million and $61 million in 1997 and 1998, respectively. United Properties currently projects spending $24.9 million over the next five years for capital expenditures on its existing real estate portfolio, including $11.8 million and $2.4 million in 1997 and 1998, respectively.

United Water's total consolidated rental expense was approximately $5.1 million
in 1996, $4.1 million in 1995 and $2.9 million in 1994.   The minimum future
lease payments under all non-cancelable operating leases, which consist primarily of buildings and automobiles, at December 31, 1996 are as follows:

-----------------------------------------------------------------------
(thousands of dollars)
-----------------------------------------------------------------------
1997                                                           $ 4,199
1998                                                             2,947
1999                                                             1,743
2000                                                               977
2001                                                               354
Thereafter                                                       1,021
-----------------------------------------------------------------------
Total minimum future lease payments                            $11,241
-----------------------------------------------------------------------

The Company has various purchase commitments for materials, supplies and other services incidental to the ordinary conduct of business. In addition, the Company is routinely involved in legal actions arising in the ordinary course of its utility operations. In the opinion of management, none of these matters will have a material adverse impact on the Company.

NOTE 7 - PREFERRED AND PREFERENCE STOCK

The utility subsidiaries of the Company have issued and outstanding cumulative preferred stock, generally with mandatory redemption provisions requiring annual sinking fund payments. These sinking fund requirements total $260,000 in 1997 and $2,073,000 in 1998 through 2001. The redemption of cumulative preferred stock was $260,000 in each of the years 1996, 1995 and 1994. In addition, except as described in the next paragraph, optional sinking fund provisions can be exercised and redemptions made at specific prices for all preferred stock issues. Redemptions require payment of accrued and unpaid dividends up to the date fixed for redemption.

As discussed in Note 2, the Merger resulted in the issuance by United Water of 3,341,078 shares ($46 million par value) of 5% Series A cumulative convertible preference stock, valued at $43.3 million at the time of the Merger and $30 million of 7 5/8% Series B cumulative preferred stock, valued at $31.1 million at the time of the Merger. LAH owned 97.7% of the Series A preference stock outstanding. The Series B preferred stock has a $1.5 million mandatory annual redemption commencing in 1998. Shares of the Series B preferred stock may not be redeemed by the Company prior to September 1, 1997. Each share of the Series A preference stock outstanding may be converted into .83333 shares of United Water common stock at any time commencing April 22, 1996. However, under the Governance Agreement between United Water and LAH, LAH may convert 10% of the Series A preference stock it owns during the year commencing April 22, 1996, and an additional 10% cumulatively per year thereafter until April 22, 2003, at which time these conversion restrictions end. During 1996, 352,922 shares of the Series A preference stock with a value of $4.9 million were converted into 294,006 shares of United Water common stock with a value of $4.6 million. United Water may not redeem any of the outstanding, unconverted Series A preference stock prior to maturity on April 22, 2004.

NOTE 8 - INCENTIVE STOCK PLANS
Under the Company's management incentive plan, the following options have been granted to key employees:

-------------------------------------------------------------------------------
                                                              Weighted Average
                                              Number of        Exercise Price
                                               Options            Per Option
-------------------------------------------------------------------------------
Outstanding at December 31, 1993                534,563            $15.153
 Granted                                        183,910             13.848
 Exercised                                       (2,900)            11.375
 Canceled or expired                            (10,781)            15.087
-------------------------------------------------------------------------------
Outstanding at December 31, 1994                704,792            $14.829
 Granted                                        210,020             13.250
 Exercised                                      (12,047)            11.501
 Canceled or expired                            (88,095)            14.491
-------------------------------------------------------------------------------
Outstanding at December 31, 1995                814,670            $14.508
 Granted                                        204,300             12.250
 Exercised                                     (120,813)            12.965
 Canceled or expired                            (10,340)            14.703
-------------------------------------------------------------------------------
OUTSTANDING AT
 DECEMBER 31, 1996                              887,817            $14.196
-------------------------------------------------------------------------------

All options are currently exercisable and represent the only stock options outstanding at December 31, 1996. A total of 1,140,625 common shares are reserved for issuance under the management incentive plan.

In May 1993, the shareholders approved the creation of dividend units to be issued in conjunction with stock options granted under the management incentive plan. One dividend unit may be attached to each unexercised option to purchase a share of United Water common stock, which entitles the option holder to accrue, as a credit against the option exercise price, the aggregate dividends actually paid on a share of United Water common stock while the dividend unit is in effect. The dividend units are designed to create an incentive for option holders to exercise their options and tie that incentive to the dividend payments on the common stock. United Water recorded compensation expense of $2.5 million in 1996, $228,000 in

1995 and $274,000 in 1994 with respect to the management incentive plan. The increase in compensation expense in 1996 is attributable to stock appreciation.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages the use of that method of accounting for all employee stock compensation plans. However, SFAS No. 123 also permits the measurement of compensation costs using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its employee stock compensation plans under the guidance prescribed by APB Opinion No. 25 and has made the required pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied as indicated below:

--------------------------------------------------------------------------
(thousands of dollars except per share data)         1996         1995
--------------------------------------------------------------------------
Net income:
   As reported                                      $34,010      $17,343
   Pro forma                                         34,079       17,160
Earnings per common share:
   As reported                                      $  1.01      $   .54
   Pro forma                                           1.01          .54
--------------------------------------------------------------------------

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 1996 and 1995, respectively: expected volatility of 21.46% and 21.48%; risk-free interest rates of 5.47% and 7.85%; expected life of 6 years and dividend yields of 0.0% for both years. The weighted average fair value of each option granted during the years ended December 31, 1996 and 1995 was $4.30 and $5.52, respectively. The Black-Scholes option-pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In May 1988, the shareholders approved a restricted stock plan for certain key employees. United Water issued 1,250 shares in 1996, 2,500 shares in 1995 and 3,750 shares in 1994 in connection with the restricted stock plan. Such shares are earned by the recipients over a 5-year period. United Water recorded compensation expense of $69,000 in 1996, $67,000 in 1995 and $93,000 in 1994 with respect to this restricted stock plan.

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

The following sets forth the plan's funded status and reconciles that funded status to the amounts recognized in the Company's balance sheet as of December 31:

--------------------------------------------------------------------------------
(thousands of dollars)                                     1996       1995
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
   Retirees                                              $(13,484)  $(13,967)
   Fully eligible actives                                 (12,729)   (15,122)
   Other actives                                          (16,690)   (18,980)
--------------------------------------------------------------------------------
      Total                                               (42,903)   (48,069)
   Plan assets at fair value                               16,696     12,320
--------------------------------------------------------------------------------
      Funded status                                       (26,207)   (35,749)
Unrecognized transition obligation                         23,351     25,018
Unrecognized gain                                         (11,426)    (1,801)
--------------------------------------------------------------------------------
Accrued postretirement benefit cost                      $(14,282)  $(12,532)
--------------------------------------------------------------------------------

Net periodic postretirement benefit cost components were as follows:

---------------------------------------------------------------------------
(thousands of dollars)                        1996      1995      1994
---------------------------------------------------------------------------
Service cost                                $ 2,404    $2,521    $1,362
Interest cost                                 3,095     3,578     3,226
Actual return on plan assets                 (1,887)       88       103
Amortization of transition obligation         1,441     1,453     1,512
Amortization of gain                           (114)       --        --
Net amortization and deferral                   789      (649)     (476)
---------------------------------------------------------------------------
Net periodic postretirement benefit cost    $ 5,728    $6,991    $5,727
---------------------------------------------------------------------------

The assumed discount rate and expected return on assets used in determining the APBO were as follows:

---------------------------------------------------------------------------
                                             1996        1995       1994
---------------------------------------------------------------------------
Assumed discount rate                         8.0%      7.375%       9.0%
Expected return on assets                     9.5%       8.25%      8.25%
---------------------------------------------------------------------------

The associated health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 1996 was 10.7%, gradually declining to 5.0% in 2002 and thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO as of December 31, 1996, by $5.9 million, to a total of $48.8 million, and the aggregate net periodic postretirement benefit cost for 1996 by $1.2 million, to a total of $6.9 million. Postretirement health care costs in excess of those currently included in rates have been deferred in those jurisdictions where their recovery is deemed probable. At December 31, 1996 and 1995, United Water had regulatory assets relating to deferred employee benefits of $21.3 million and $17.8 million, respectively, for recovery in future rates.

DEFINED BENEFIT PENSION PLANS: Most of United Water's employees are covered by trusteed, non-contributory, defined benefit pension plans. Benefits under these plans are based upon years of service and the employee's compensation during the last five years of employment. United Water's policy is to fund amounts accrued for pension expense to the extent deductible for federal income tax purposes.
It is expected that no funding will be made for 1996.

The components of net periodic pension income for the Company's qualified and supplemental defined benefit plans were as follows:

--------------------------------------------------------------------------------
(thousands of dollars)                 1996           1995           1994
--------------------------------------------------------------------------------
Current year service cost            $  3,945       $  2,959       $  3,456
Interest cost                           9,379          9,144          7,829
Actual return on plan assets          (20,442)       (32,235)           818
Net amortization and deferral           4,382         19,632        (12,552)
--------------------------------------------------------------------------------
Net periodic pension income          $ (2,736)      $   (500)      $   (449)
--------------------------------------------------------------------------------

The status of the funded plans at December 31 was as follows:

----------------------------------------------------------------------
(thousands of dollars)                            1996        1995
----------------------------------------------------------------------
Accumulated benefit obligation:
    Vested                                      $102,964    $104,832
    Non-vested                                     2,608       6,010
----------------------------------------------------------------------
Total                                           $105,572    $110,842
----------------------------------------------------------------------
Fair value of plan assets (primarily
    stocks and bonds, including
    $8.9 million and $6.9 million,
    respectively, in common stock
    of United Water)                            $174,561    $160,391
Projected benefit obligation (PBO)               124,342     133,670
----------------------------------------------------------------------
Plan assets in excess of PBO                      50,219      26,721
Unrecognized prior service cost                    2,185       2,121
Unrecognized net gain                            (31,442)    (11,073)
Remaining unrecognized net transition asset
    from applying the standard in
    1987 (amortized over 18 years)                (4,823)     (5,450)
----------------------------------------------------------------------
Prepaid pension cost recognized
    in the consolidated balance sheet           $ 16,139    $ 12,319
----------------------------------------------------------------------

The major actuarial assumptions used in the foregoing calculations were as follows:

--------------------------------------------------------------------------------
                                            1996          1995         1994
--------------------------------------------------------------------------------
Assumed discount rate                         7.75%        7.25%        9.0%
Assumed range of compensation increase    3.75-4.5%      3.75-5%      4.5-5%
Expected long-term rate of return on
    plan assets                                9.5%        8.75%       8.75%
--------------------------------------------------------------------------------

SUPPLEMENTAL BENEFIT PLANS: Certain categories of employees are covered by non-funded supplemental plans. The projected benefit obligations of these plans at December 31, 1996 totaled $6.5 million. The unfunded accumulated benefit obligation of $5.8 million has been recorded in other deferred credits and liabilities and an intangible pension asset of $851,000 is included in deferred charges and other assets at December 31, 1996.

United Water maintains defined contribution savings plans which permit employees to make voluntary contributions with Company matching as defined by the plan agreements. United Water made contributions of $1,167,000, $1,093,000 and $921,000 in 1996, 1995 and 1994, respectively, to defined contribution savings plans.

NOTE 11 - RATE MATTERS

The following rate increases were awarded to United Water's regulated utilities during 1996:

--------------------------------------------------------------------------------
                           Effective     Allowed      Annual             %
(thousands of dollars)       Date          ROE       Increase        Increase
--------------------------------------------------------------------------------
New Jersey                      6/04       11.25      $ 5,000             4.5
Florida - Water                 6/20          --          116  *          1.7
        - Wastewater            6/20          --          134  *          1.0
New York                        6/21       11.00        1,003             2.4
Idaho                          11/07       11.25          764             3.6
New Rochelle                   11/19       10.70          786             4.0
Bethel                         12/31          --          102            14.4
Delaware                       10/26          --        2,237  **        15.0
Florida - Water                11/15          --          725  **        10.6
        - Wastewater           11/15          --          238  **         1.7
--------------------------------------------------------------------------------
        Totals                                        $11,105
--------------------------------------------------------------------------------

* Rate awards represent annual adjustment clause increases based on inflation and other factors.
** Interim increases, granted subject to refund.

The most significant rate cases pending were filed by United Water Florida and United Water Delaware. In July 1996, United Water Florida applied to the Florida Public Service Commission for rate relief in the amount of $3.3 million, or 45.9%, in water revenues and $5.1 million, or 32.6%, in wastewater revenues. The increases were requested primarily to fund capital investments and meet higher operation and maintenance costs. In November 1996, the Company was granted interim rate increases subject to refund of $725,000, or 10.6%, for water and $238,000, or 1.7%, for wastewater. A decision on this application is expected before the end of the second quarter of 1997.

In August 1996, United Water Delaware applied to the Public Service Commission of Delaware for a $3.7 million, or a 24.6% increase in annual revenues to meet increased investments in utility plant, higher operation and maintenance costs, as well as a proposed change in depreciation rates. In October 1996, the Company was granted $2.2 million, or 15%, subject to refund. A decision on this application is expected before the end of the second quarter of 1997.

Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested, primarily due to circumstances that change while the rate case is being processed.

NOTE 12 - INCOME TAXES

DEFERRED INCOME TAX ASSETS AND LIABILITIES: Deferred tax liabilities (assets) and deferred investment tax credits consisted of the following at December 31:

----------------------------------------------------------------------------
(thousands of dollars)                         1996                1995
----------------------------------------------------------------------------

Basis differences of property, plant
   and equipment                             $122,410            $106,764
Real estate transactions and
   capitalized costs                           15,886              15,845
Other liabilities                              33,279              26,260
----------------------------------------------------------------------------
   Gross deferred tax liabilities             171,575             148,869
----------------------------------------------------------------------------
Alternative minimum tax credit
   carryforwards                               (9,716)             (8,975)
Other assets                                  (10,335)             (8,141)
----------------------------------------------------------------------------
   Gross deferred tax assets                  (20,051)            (17,116)
----------------------------------------------------------------------------
   Deferred investment tax credits             23,006              23,505
----------------------------------------------------------------------------
Total deferred income taxes
   and investment tax credits                $174,530            $155,258
----------------------------------------------------------------------------

INCOME TAX PROVISION: A reconciliation of income tax expense at the statutory federal income tax rate to the actual income tax expense for 1996, 1995 and 1994 is as follows:

-------------------------------------------------------------------------------
(thousands of dollars)                             1996       1995       1994
-------------------------------------------------------------------------------
Statutory tax rate                                     35%        35%        35%
Federal taxes at statutory rates on pretax
    income before preferred stock
    dividends of subsidiaries                     $22,544    $13,523    $19,015
Utility plant acquisition adjustment                1,725        682        644
State income taxes, net of federal benefit          1,823        290        521
Deferred investment tax credits                      (499)      (489)      (477)
Equity in foreign investments                      (2,476)         -          -
Other                                                 394        198        968
-------------------------------------------------------------------------------
Provision for income taxes                        $23,511    $14,204    $20,671
-------------------------------------------------------------------------------

Income tax expense for 1996, 1995 and 1994 consisted of the following:

-------------------------------------------------------------------------------
(thousands of dollars)                             1996       1995       1994
-------------------------------------------------------------------------------
Current:
    Federal                                       $ 5,919    $11,518    $ 9,897
    State                                           1,310      1,731        890
-------------------------------------------------------------------------------
    Total current                                 $ 7,229    $13,249    $10,787
-------------------------------------------------------------------------------
Deferred (prepaid):
   Accelerated depreciation                       $ 7,612    $ 8,420    $ 7,779
   Contributions and advances for
      construction                                 (1,855)    (3,228)    (4,148)
   Prepaid employee benefits                        1,931      1,626      1,775
   UWNJ debt refinancing                            3,053          -          -
   Real estate transactions
      and capitalized costs                            64     (3,383)     1,466
   Alternative minimum tax                           (741)    (1,007)    (1,261)
   Investment tax credits                            (499)      (489)      (477)
   State income taxes, net of federal benefit         972       (718)        37
   Transfer of New Mexico operations                5,365          -          -
   Other                                              380       (266)     4,713
-------------------------------------------------------------------------------
   Total deferred                                 $16,282    $   955    $ 9,884
-------------------------------------------------------------------------------
Total provision for income taxes                  $23,511    $14,204    $20,671
-------------------------------------------------------------------------------

The Company considers the undistributed earnings of United Water UK to be permanently reinvested and has not provided deferred taxes on these earnings. These additional earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. Management believes it is not practicable to determine the amount of the unrecognized deferred tax liability.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts at December 31, 1996 and 1995, of those current assets and liabilities that are considered financial instruments approximates their fair values at those dates because of the short maturity of those instruments. Such current assets and liabilities include cash and cash equivalents, restricted cash, accounts receivable and unbilled revenues, notes payable, accounts payable and other current liabilities, and accrued interest and dividends. Real estate and other investments consist primarily of real estate and equity investments in affiliates and are not financial instruments. The Company understands that there are no quoted market prices for the Company's preferred stock, preference stock or long-term debt. The fair values of the Company's long-term debt and preferred and preference stock have been determined by discounting their future cash flows using approximate current market interest rates for securities of a similar nature and duration.

The estimated fair values of United Water's financial instruments at December 31 were as follows:

-------------------------------------------------------------------------------
                                               Carrying           Fair
(thousands of dollars)                          amount            value
-------------------------------------------------------------------------------
1996
Long-term debt                                 $558,093          $573,230
Preferred and preference stock with
   mandatory redemption                          93,261            96,832
-------------------------------------------------------------------------------
1995
Long-term debt                                 $558,658          $639,311
Preferred and preference stock with
   mandatory redemption                          98,091           102,837
-------------------------------------------------------------------------------

The Company's customer advances for construction have a carrying value of $25.3 million and $27.8 million at December 31, 1996 and 1995, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases. The fair values and carrying amounts of interest rate instruments were not material at December 31, 1996.

NOTE 14 - DISCONTINUED OPERATIONS

In December 1996, the Company announced its intention to dispose of its environmental testing business, closing its Laboratory Resources' operation in Teterboro, New Jersey. Subsequently, in January 1997, it sold its laboratory facility in Brooklyn, Connecticut. The subsidiary had been operating in a very competitive environment over a prolonged period of time and had not contributed to the Company's earnings, with net losses of $1.5 million, $2.6 million and $270,000 in 1996, 1995 and 1994, respectively. The Company recorded an impairment loss of $1.5 million net of income taxes for its investment in the environmental testing business in accordance with the provisions of SFAS 121, which was included in the net loss for the year ended December 31, 1995. The Company recorded an estimated provision of $1.1 million, net of income taxes, for severance, future lease obligations and other related costs, included in the loss on disposal of discontinued business in the accompanying statement of consolidated income. The operating results of Laboratory Resources prior to the date of discontinuance are shown separately in the accompanying statement of consolidated income and all of the financial statements of prior periods have been restated to reflect the discontinuance of Laboratory Resources' operations. Assets of $1.4 million, consisting primarily of cash and accounts receivable, and $5.1 million are included in the consolidated balance sheet at December 31, 1996 and 1995, respectively.

NOTE 15 - SEGMENT INFORMATION

---------------------------------------------------------------------------------------------------
                                                           Parent, Non-Regulated
                                                   Real     Water Services and
(thousands of dollars)           Utilities        Estate       Eliminations          Consolidated
---------------------------------------------------------------------------------------------------
1996
Operating revenues               $  299,283       $13,769          $ 18,993          $  332,045
Income before income taxes           69,905         2,576            (3,583)             68,898
Depreciation and amortization        28,126         1,297             1,410              30,833
Capital expenditures                 75,726         2,817             1,073              79,616
Identifiable assets               1,384,331        90,212           106,437           1,580,980
---------------------------------------------------------------------------------------------------
1995
Operating revenues               $  297,183       $10,433          $ 11,920          $  319,536
Income before income taxes           55,084        (7,228)           (7,657)             40,199
Depreciation and amortization        27,148         1,299               814              29,261
Capital expenditures                 70,854         3,789             3,542              78,185
Identifiable assets               1,361,492        92,265            62,951           1,516,708
---------------------------------------------------------------------------------------------------
1994
Operating revenues               $  262,133       $11,854          $ 10,780          $  284,767
Income before income taxes           51,035         3,552            (2,159)             52,428
Depreciation and amortization        22,522         1,210               635              24,367
Capital expenditures                 57,959         6,828             2,122              66,909
Identifiable assets               1,328,020        97,555            31,852           1,457,427
---------------------------------------------------------------------------------------------------

Operating revenues, income before income taxes and depreciation and amortization represent results from continuing operations. Prior year amounts have been restated to conform with current year presentation.

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                    UNITED WATER RESOURCES AND SUBSIDIARIES

------------------------------------------------------------------------------------------
                                                                QUARTER
(thousands of dollars, except per share data)     FIRST     SECOND    THIRD     FOURTH
------------------------------------------------------------------------------------------
1996
Operating revenues, as reported                  $71,293   $84,347   $99,478   $82,959
Discontinued operations                            1,534     1,766     1,607     1,125
                                                 -------   -------   -------   -------
  Operating revenues, restated                    69,759    82,581    97,871    81,834

Operating income, as reported                     13,634    23,919    33,507    20,983
Loss from discontinued operations                   (458)     (498)     (415)   (2,289)
                                                 -------   -------   -------   -------
  Operating income, restated                      14,092    24,417    33,922    23,272

Net income applicable to common stock              4,881     7,363    15,521     6,245
Net income per common share                         $.15      $.22      $.46      $.18
------------------------------------------------------------------------------------------
1995
Operating revenues, as reported                  $71,405   $83,570   $96,384   $76,469
Discontinued operations                            2,082     2,313     2,169     1,728
                                                 -------   -------   -------   -------
  Operating revenues, restated                    69,323    81,257    94,215    74,741

Operating income, as reported                     14,146    24,253    35,111     4,818
Loss from discontinued operations                   (140)      (36)     (102)   (3,581)
                                                 -------   -------   -------   -------
  Operating income, restated                      14,286    24,289    35,213     8,399

Net income applicable to common stock                831     7,571    14,394    (5,453)
Net income per common share                         $.03      $.24      $.45     $(.17)
------------------------------------------------------------------------------------------
1994
Operating revenues, as reported                  $39,015   $82,397   $93,487   $78,097
Discontinued operations                            1,562     2,128     2,103     2,436
                                                 -------   -------   -------   -------
 Operating revenues, restated                     37,453    80,269    91,384    75,661

Operating income, as reported                      7,069    23,665    33,534    19,168
(Loss)/Gain from discontinued operations            (498)      (23)      (65)      175
                                                 -------   -------   -------   -------
 Operating income, restated                        7,567    23,688    33,599    18,993

Net income applicable to common stock              2,367     7,739    14,094     3,687
Net income per common share                         $.12      $.28      $.46      $.12
------------------------------------------------------------------------------------------

As disclosed in Note 3 to the consolidated financial statements, the Company settled the condemnation proceeding with the city of Rio Rancho. As a result, an after tax gain of $4.3 million is included in the Company's 1996 first quarter earnings.

As disclosed in Note 1 to the consolidated financial statements, the Company recorded a $12.1 million non-cash, pre-tax impairment loss in the fourth quarter of 1995 for various parcels of land held by its real estate subsidiary and for its investment in the environmental testing business.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------   -----------------------------------------------------------
          AND FINANCIAL  DISCLOSURE
          -------------------------

     There were no changes in or disagreements with accountants on accounting and financial disclosure in 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION
--------  -----------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT
          ----------

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
--------  --------------------------------------------------

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

     The following documents are filed as part of this report:

(a)  Financial Statements and Supplementary Data:   See Item 8
(b)  Reports on Form 8-K filed in the fourth quarter of 1996:  None
(c)  Exhibits:

  3(i) (a) Restated Certificate of Incorporation (Articles of Incorporation) of United Water Resources Inc., dated July 14, 1987 (Filed as
               Exhibit 4(b) to Registration Statement No. 33-20067)

  3(i) (b) Certificate of Correction to Restated Certificate of Incorporation of United Water Resources Inc., dated August 13, 1987 (Filed as Exhibit 4(c) to Registration Statement No. 33-20067)

  3(i) (c) Certificate of Amendment to the Restated Articles of Incorporation of United Water Resources Inc., dated April 22, 1994, amending Articles 5, 6, 7 and 9.

  3(ii) Amended By-laws of United Water Resources, dated as of March 10, 1994 (Filed as Exhibit 4(l) to Form 10-K for year ended December 31, 1993)

  4(a) Specimen of United Water Resources Common Stock (Filed as Exhibit 4(d) to Registration Statement No. 2-90540)

  4(b) Governance Agreement between United Water Resources and Lyonnaise American Holding, Inc., dated April 22, 1994 (Filed in Appendix A to Registration Statement No. 33-51703)

  4(c) Additional instruments defining rights of holders of the Company's long-term debt are not being filed because the securities authorized under each such agreement do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Commission a copy of each such agreement upon request.

  4(d) Certficate of Amendment to the Restated Articles of Incorporation of United Water Resources Inc., dated April 22, 1994 for Series A Cumulative Convertible Preference Stock of United Water Resources Inc. (Filed as Exhibit 4(a) to Registration Statement No. 33-51703)

  4(e) Certificate of Amendment to the Restated Articles of Incorporation of United Water Resources Inc. dated April 22, 1994 for Series B 7 5/8% Cumulative Preferred Stock of United Water Resources Inc. (Filed as Exhibit 4(b) to Registration Statement No. 33-51703)

  4(f) Rights Agreement dated July 12, 1989, amended September 15, 1993, between United Water Resources Inc. and ChaseMellon Shareholders Services, L.L.C. (as successor to First Interstate Bank of California) (Filed originally as Exhibit 4(c) to Registration Statement No. 33-32672)

  10(a) Employment Agreement between and among United Water Resources Inc. its Subsidiaries and Affiliates and Donald L. Correll (Filed as Exhibit 10(a) to Form 10-K for the fiscal year ended December 31, 1994)

  10(b) Executive Employment Agreement by and between United Water Resources and Richard B. McGlynn (Filed as Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1994)

  10(c) Executive Employment Agreement by and between United Water Resources Inc., United Waterworks Inc. and David E. Chardavoyne

  21           Subsidiaries of registrant

  23           Consent of Independent Accountants

  27           Financial Data Schedule

            U N I T E D    W A T E R    R E S O U R C E S    I N C.

                 SCHEDULE VIII  -  CONSOLIDATED  VALUATION  AND
                              QUALIFYING  ACCOUNTS
                            (THOUSANDS  OF  DOLLARS)



                                                      DECEMBER 31,
                                           ------------------------------
                                               1996       1995        1994
                                               ----       ----        ----

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Balance at beginning of period            $ 1,299    $ 1,373    $  1,273


   Charges to costs and expenses               3,162      1,967       1,970


   Accounts written off                       (2,116)    (2,275)     (2,071)


   Recoveries of accounts written off            204        234         201
                                             -------    -------     -------


   BALANCE AT END OF PERIOD                  $ 2,549    $ 1,299     $ 1,373
                                             =======    =======     =======



REAL ESTATE VALUATION RESERVE:
   Balance at beginning of period           $ 12,696    $ 3,266     $ 4,111


   Charges to costs and expenses                 ---      9,430         ---


   Sales of properties                        (9,231)       ---        (845)
                                             -------    -------     -------


   BALANCE AT END OF PERIOD                   $3,465    $12,696     $ 3,266
                                             =======    =======     =======

                                                                   Exhibit 10(c)



                        EXECUTIVE  EMPLOYMENT  AGREEMENT

                                 BY  AND  AMONG

                        UNITED  WATER  RESOURCES,  INC.

                           UNITED  WATERWORKS,  INC.

                                      AND

                             DAVID  E.  CHARDAVOYNE

                             EMPLOYMENT  AGREEMENT

     This Employment Agreement (this "Agreement") is made as of the first day of August 1996 (the "Effective Date"), by United Water Resources, Inc. ("Resources"), a New Jersey corporation with an office located at 200 Old Hook Road, Harrington Park, New Jersey, United Waterworks, Inc. ("Waterworks"), a Delaware corporation with an office located at 200 Old Hook Road, Harrington Park, New Jersey, and David E. Chardavoyne ("Executive"), an individual who resides at 27 Coventry Lane, Trumbull, Connecticut.

                                   BACKGROUND

     Waterworks is a Delaware corporation that owns 100% of the capital stock of corporations (the "Subsidiaries") that provide, through ownership or by contract, water supply services, wastewater management services, and related services in twelve states. Resources is a New Jersey corporation that owns 100% of the capital stock of Waterworks. Executive is an individual with extensive experience in the management of companies in the business of providing water supply services, wastewater management services, and related services. Waterworks and Resources wish to employ Executive as President of Waterworks and Executive wishes to be employed in such capacity. Resources, Waterworks, and Executive deem it advisable to set forth herein their understanding of the terms and conditions that will govern the Executive's employment.

     NOW, THEREFORE, in consideration of the mutual promises contained in this Agreement, Resources, Waterworks, and Executive, each intending to be legally bound, hereby agree as follows:

                                   ARTICLE I

                             TERMS  OF  EMPLOYMENT

     SECTION 1.1 EMPLOYMENT. Resources and Waterworks shall employ Executive, and Executive shall serve, for the term of employment set forth in Section 1.2 hereof (the "Employment Period"), in the positions and with the duties and responsibilities set forth in Article II hereof, and upon the other terms and conditions stated in this Agreement.

     SECTION 1.2 EMPLOYMENT PERIOD. The Employment Period shall commence on the Effective Date and shall expire on July 31, 1998. The Employment Period shall be automatically extended by one year on each August 1st unless, prior to the immediately preceding July 31st: (i) Waterworks notifies Executive in writing that it does not wish to extend the Employment Period; or (ii)
Executive notifies Waterworks in writing that he does not wish to extend the Employment Period. The Employment Period shall terminate on the sooner of: (i) the date on which the Employment Period (including all extensions thereof) expires; or (ii) the Employment Period terminates pursuant to Article IV of this Agreement.

                                  ARTICLE  II

                  DUTIES  AND  RESPONSIBILITIES  OF  EMPLOYEE

     SECTION 2.1 POSITIONS. Executive shall serve simultaneously as the President of Waterworks and as a member of the Board of Directors of each of the Subsidiaries (the "Positions"). In the event that the membership of the Board of Directors of Waterworks ceases to be identical to the membership of the Board of Directors of Resources, Resources shall immediately exercise its power as sole shareholder of Waterworks to cause Executive to be elected as a member of the Board of Directors of Waterworks. Executive's position as a Director of Waterworks shall thereafter be deemed one of the Positions, as defined in this Section.

     SECTION 2.2 DUTIES, RESPONSIBILITIES, AND AUTHORITY. Executive shall have all customary powers, responsibilities, and authorities of presidents of corporations of similar size, type, and nature. These powers, responsibilities, and authorities shall include, but shall not be limited to, full authority over all personnel decisions and all business policies, practices, and strategies, consistent with the policies, practices, and strategies of Resources. Executive shall report directly to the Chairman and Chief Executive Officer of Resources, or to the office of the Chairman and Chief Executive Officer of Resources.

     SECTION 2.3 BEST EFFORTS. Executive shall devote his best efforts, on a full-time basis, to the business and affairs of Waterworks, Resources, and the Subsidiaries; provided, however, that Executive shall be permitted to participate on a reasonable and non-conflicting basis: (i) as a director, officer, partner, member, shareholder, or owner in any for-profit or non-profit business organization (as Resources may from time to time agree); and (ii) in the management of his own affairs, primarily during non-business hours. In addition, Executive will be granted reasonable time off to testify in any litigation related to his prior employment.

     SECTION 2.4 PROTECTION OF NON-PUBLIC INFORMATION. Except as required by law or pursuant to legal process, Executive shall not at any time during or following the Employment Period disclose, use, transfer, or sell, except in the course of employment with Waterworks, any confidential information or proprietary data of Waterworks, Resources, and the Subsidiaries so long as such information or proprietary data remains confidential and has not been disclosed or is not otherwise in the public domain.

                                  ARTICLE  III

                          COMPENSATION  AND  BENEFITS

     SECTION 3.1 BASE SALARY. During the Employment Period, the Company shall pay Executive an annual base salary. The annual base salary shall be payable in accordance with Waterworks's normal payroll policies for senior executives, subject to the withholding of taxes and other applicable payroll deductions.
The amount of the initial annual base salary paid to Executive shall be $185,000 per year. The Board of Directors of Waterworks shall annually review the level of Executive's base salary normally prior to January 1st of each year and may, but shall not be required to, increase such base salary, taking into account Executive's performance, increases in the cost of living, the level of the compensation of other executives of Resources, Waterworks, the Subsidiaries, and other similar companies, and any other pertinent factors.

     SECTION 3.2 CASH BONUS AND INCENTIVE STOCK OPTIONS. Executive shall be entitled to receive an annual cash bonus and an annual grant of stock options under stock plans maintained by Resources or Waterworks. In the first quarter of each calendar year during the Employment Period, the Board of Directors of Waterworks shall determine the amount of Executive's cash bonus for the prior calendar year and stock option grant for the current calendar year in accordance with the Resources Management Incentive Plan. The target amount for Executive's annual cash bonus and stock option grant shall be an amount equal to 50% of the then-current amount representing the annual salary mid-point established pursuant to compensation surveys of companies comparable to Waterworks. The cash bonus is intended to comprise 40% of the target amount and the stock option grant is intended to comprise 60% of the target amount. All such grants pursuant to this Section 3.2 shall be at the sole discretion of the Board of Directors of Waterworks and Resources.

     SECTION 3.3 VACATION. Executive shall be entitled to paid vacation days during each calendar year of the Employment Period. The number of days of vacation to which Executive shall be entitled in a given calendar year shall equal the greater of: (i) 20 days; or (ii) the number of days permitted pursuant to the policy of Waterworks. The number of vacation days to which Executive is entitled during 1996 shall be pro-rated based on the fraction of the calendar year during which the Employment Period is in effect. Executive shall also be entitled to reasonable sick leave as determined by the Board of Directors of Waterworks, but not less than the number of sick leave days permitted by the Waterworks policy in effect as of the date of this Agreement.

     SECTION 3.4 BENEFIT PLANS OR ARRANGEMENTS. Subject to the provisions of this Agreement, Executive shall be entitled to participate in all employee benefit plans in which other executive officers of Waterworks participate, as presently in effect or as such plans may be modified from time to time or as additional plans are adopted. These plans include, but are not limited to, retirement plans, medical and dental insurance, disability insurance, supplemental retirement and disability benefits, life insurance, and accidental death or dismemberment insurance and shall be entitled to full credit thereunder for all service with Waterworks and any successor. In addition, Executive shall not be subject to any waiting period for coverage or pre-existing condition exclusion under any medical plan.

     SECTION 3.5 AUTOMOBILE. Waterworks shall provide Executive with an automobile leased by Waterworks, with all costs, including but not limited to, lease costs, operating costs, insurance premiums, taxes and other expenses paid by Waterworks.

     SECTION 3.6 BUSINESS EXPENSE. Waterworks shall reimburse Executive for all travel expenses and other expenses reasonably incurred by Executive in the performance of his duties during the Employment Period.

     SECTION 3.7 CLUB MEMBERSHIPS. Waterworks shall reimburse Executive for all initiation fees and monthly dues for membership in a country club suitable for entertaining clients and other business associates of Waterworks.

     SECTION 3.8 RELOCATION EXPENSES. Waterworks shall pay the reasonable expenses that Executive incurs in relocating his principal residence to the vicinity of the main office of Waterworks. These expenses shall include, but not be limited to, the following:

          (i) real estate related fees and commissions, and legal fees, associated with the sale of Executive's current principal residence;

          (ii) moving expenses, including the cost of transporting and storing all household goods;

          (iii) rental expenses associated with the lease of a condominium for up to six months in the one year period following the date of this Agreement;

          (iv) legal fees and all other fees associated with the purchase of a new principal residence; and

          (v) loan fees, including up to three points, charged by a competitive lender for the financing of the purchase of Executive's new principal residence.

          (vi) 90% of the amount that the sales price of Executive's current principal residence is less than the purchase price originally paid by Executive; provided, however, that the amount that Waterworks shall pay to Executive under this Section 3.8(vi) shall not exceed $40,000.

     SECTION 3.9 LEGAL EXPENSES. Waterworks and Resources shall pay all reasonable legal fees relating to the preparation and negotiation of this Agreement, including those expenses incurred by Executive. Waterworks and Resources shall pay all reasonable legal fees, costs of litigation, and other expenses incurred by Executive or his representative as a result of any refusal by Waterworks or Resources to comply with any requirement set forth in this Agreement.

     SECTION 3.10 EXECUTIVE COMPENSATION PLANS. In addition to the compensation provided for in this Agreement, Executive shall be entitled to participate in all executive compensation plans maintained by Waterworks and Resources, as presently in effect or as they may be modified by Waterworks and Resources from time to time, including, without limitation, management incentive plans, stock plans, and stock option plans.

     SECTION 3.11 LANGUAGE INSTRUCTION. Waterworks will pay the cost of instruction necessary for Executive to become fluent in a foreign language of his choice.

     SECTION 3.12 DIRECTORS AND OFFICERS INSURANCE. Waterworks shall, throughout the Employment Period, keep in effect a policy of directors' and officers' liability insurance at a level of coverage that is reasonable in light of the risks undertaken by directors and officers in the course of conducting the business of Waterworks and that is commercially reasonable to make available.

     SECTION 3.13 TAX LIABILITY. Waterworks will reimburse Executive, on a grossed-up basis, for any tax liability that Executive incurs as a result of his receipt of benefits described in Section 3.8 of this Agreement.

                                  ARTICLE  IV

                                  TERMINATION

     SECTION 4.1 RIGHT TO TERMINATE. Unless Executive or Waterworks terminates the Employment Period sooner, the Employment Period will terminate on the date that it expires in accordance with Section 1.2 of this Agreement. Either Executive or Waterworks may terminate the Employment Period at any time by delivering written notice of termination to the other two parties. The consequences of a termination by Executive will depend upon whether the executive terminates with "Good Reason," as defined in Section 4.2(a) of this Agreement or without "Good Reason." The consequences of a termination by Waterworks will depend upon whether Waterworks terminates with "Cause," without "Cause," or due to the disability of Executive.

     SECTION 4.2    DEFINITIONS.

     (a) Termination by Executive with Good Reason.  For purposes of this
         -----------------------------------------
Agreement, termination of the Employment Period by Executive with "Good Reason" shall mean any of the following:

          (i) a termination of the Employment Period by Executive after a "change in control" of Resources or all of Waterworks has occurred. A change in control for purposes of this Agreement means the occurrence of a transfer requiring shareholder approval of the acquisition of Resources or all of Waterworks through purchase or exchange of stock, or sale of substantially all assets, or by merger.

          (ii) a termination of the Employment Period by Executive after the election, during a period of twelve months or less, of one-third (1/3) or more of the members of the Board, without the approval of the majority of such Board as constituted at the beginning of such period.

          (iii) a termination of the Employment Period by Executive after the Executive ceases to report directly to the Chairman and Chief Executive Officer or the office of Chairman and Chief Executive Officer;

          (iv) a termination of the Employment Period by Executive after a reduction in Executive's base annual salary as in effect immediately prior to such reduction;

          (v) a termination of the Employment Period by Executive after a material breach by Waterworks or Resources of its obligations under this Agreement.

(b)  Termination of Executive with Cause.  For purposes of this Agreement,
     -----------------------------------
termination of the Employment Period with "Cause" shall mean the termination of the Employment Period by Waterworks after any of the following has occurred and Executive has failed to cure:

          (i) Executive continuously fails to perform substantially his duties under this Agreement after receiving written notice from the Boards of Directors of Resources and Waterworks and after having had a reasonable opportunity to cure;

          (ii) Executive has been convicted of a felony;

          (iii) Executive engages in acts of fraudulent misconduct or dishonesty that are harmful to the interests of Resources or Waterworks; or

          (iv) Executive materially breaches this Agreement.
Termination of the Employment Period due to disability is covered by Section 4.5 of this Agreement and shall not be deemed to be Termination with Cause.

     SECTION 4.3    CONSEQUENCES OF TERMINATION BY EXECUTIVE.

     (a) With Good Reason.  If Executive terminates the Employment Period with
         ----------------
Good Reason, Executive shall receive a lump sum payment from Waterworks at termination equal to:

          (i) two times the base annual salary of Executive in effect at the time pursuant to this Agreement;

          (ii) a pro rata portion of the cash bonus that Executive would have received for the calendar year of termination (such bonus shall be based on the portion of the year during which the Employment Period remained in effect);

          (iii) the continuation, at Waterworks's cost, of medical and dental insurance, disability insurance, and life and accidental death and dismemberment insurance for a period of two years following termination; and

          (iv) payment for all vacation days available but not taken.

Nothing in this Section shall be construed to affect (i) Executive's right to distribution of his vested 401(k) account, in accordance with the terms of the distribution of the Thrift Plan, (ii) Executive's vested rights under the Retirement Plan, and (iii) Executive's benefits (provided the years of service eligibility criteria have been met) under the Supplemental Retirement Income Plan.

     (b) Without Good Reason.  If Executive terminates the Employment Period
         -------------------
without Good Reason, Executive shall receive the following from Waterworks:

          (i) his then-current base annual salary through the end of the month in which the termination becomes effective;

          (ii) a pro rata portion of the bonus for the year during which the termination occurred; and

          (iii)  payment for all vacation days available, but not taken.

Nothing in this Section shall be construed to affect (i) Executive's right to distribution of his vested 401(k) account, in accordance with the terms for distribution of the Thrift Plan, (ii) Executive's vested rights under the Retirement Plan, (iii) Executive's benefits (provided the years of service eligibility criteria have been met) under the Supplemental Retirement Income Plan, and (iv) Executive's right to obtain medical and dental coverage pursuant to COBRA.

SECTION 4.4    CONSEQUENCES OF TERMINATION BY WATERWORKS.

     (a) With Cause.  If Waterworks terminates the Employment Period with Cause,
         ----------
Executive shall receive:

          (i) his then-current base annual salary through the end of the month in which the termination becomes effective;

          (ii) a pro rata portion of the bonus for the year during which the termination occurred; and

          (iii)  payment for all vacation days available, but not taken.

Nothing in this Section shall be construed to affect (i) Executive's right to distribution of his vested 401(k) account, in accordance with the terms for distribution of the Thrift Plan, (ii) Executive's vested rights under the Retirement Plan, (iii) Executive's benefits (provided the years of service eligibility criteria have been met) under the Supplemental Retirement Income Plan, and (iv) Executive's right to obtain medical and dental coverage pursuant to COBRA.

     (b) Without Cause.  If Waterworks terminates the Employment Period without
         -------------
Cause, Executive shall receive a lump sum payment from Waterworks at termination equal to:

          (i) two times the base annual salary of Executive in effect at the time pursuant to this Agreement;

          (ii) a pro rata portion of the cash bonus that Executive would have received for the year of termination (such bonus shall be based on the portion of the calendar year during which the Employment Period remained in effect);

          (iii) the continuation, at Waterworks's cost, of medical and dental insurance, disability insurance, and life and accidental death and dismemberment insurance for a period of two years following termination; and

          (iv) payment for all vacation days available, but not taken.

Nothing in this Section shall be construed to affect (i) Executive's right to distribution of his vested 401(k) account, in accordance with the terms of the distribution of the Thrift Plan, (ii) Executive's vested rights under the Retirement Plan, and (iii) Executive's benefits (provided the years of service eligibility criteria have been met) under the Supplemental Retirement Income Plan.

     SECTION 4.5 DISABILITY. If, as a result of Executive's incapacity due to physical or mental illness, Executive shall have failed to perform his duties under this Agreement for six consecutive months, Waterworks may terminate the Employment Period upon 30 days' written notice. If this occurs, Executive shall receive from Waterworks at termination an amount equal to:

          (i) a pro rata portion of the Executive's cash bonus for the year during which termination occurred;

          (ii) a continuation, at the cost of Waterworks, of medical and dental insurance, disability insurance, and life and accidental death and dismemberment insurance for a period of two years following the date of termination; and

          (iii) payment for all vacation days for the year of termination that were available, but not taken.

Nothing in this Section shall be construed to affect (i) Executive's right to distribution of his vested 401(k) account, in accordance with the terms of the distribution of the Thrift Plan, (ii) Executive's vested rights under the Retirement Plan, and (iii) Executive's benefits (provided the years of service eligibility criteria have been met) under the Supplemental Retirement Income Plan.

     SECTION 4.6 OUT-PLACEMENT ASSISTANCE. If the Employment Period terminates as a result of a termination by Executive with Good Reason, a termination by Waterworks without Cause, or a termination by Waterworks with Cause, Waterworks will reimburse Executive for the cost of any senior executive out-placement services that Executive makes use of. These services shall be those that are commensurate with out-placement services normally afforded similarly situated executive officers at the level of corporate president.

     SECTION 4.7 NON-COMPETITION AGREEMENT. Without the consent in writing of the Board of Directors of Resources or Waterworks, which consent shall not be unreasonably withheld, during the Employment Period and for a period of two years after termination by Executive of Executive's employment without Good Reason as defined in this Agreement, Executive will not permit his name to be used by, or engage in, or carry-on, directly or indirectly:

     (i) either for himself or as a member of a partnership;

     (ii) or as more than a five percent (5%) stockholder or investor or as an officer or director of a corporation; or

     (iii) as an employee, agent, associate or consultant of any person, partnership or corporation;

any business in direct and material competition with the business carried on in the United States by Resources, Waterworks, and the Subsidiaries. Executive shall under no circumstances be deemed to be in violation of this Section 4.7 if, during the two year period following his termination of his employment without Good Reason, Executive refrains from any direct participation, on his own behalf or on behalf of a new employer, in any project, transaction, or other activity in which both of the following are true: (i) Resources, Waterworks, or a Subsidiary is involved as a competitor in the specific project, transaction, or activity; and (ii) Executive possesses specific non-public information that he acquired as a result of his employment by Resources, Waterworks, and the Subsidiaries and his possession of this information would give Executive or his employer an unfair competitive advantage over Resources, Waterworks, or a Subsidiary with respect to the specific project, transaction, or activity.

                                   ARTICLE  V

                                 MISCELLANEOUS

     SECTION 5.1 NO OBLIGATION TO MITIGATE DAMAGES. Under no circumstances shall Executive be required to mitigate damages or the amount of any other payment provided for in the Agreement by seeking new employment or by any other means. No payment to Executive under this Agreement shall be offset by any claims that Waterworks, Resources, or the Subsidiaries may have against Executive.

     SECTION 5.2 GOVERNING LAW. This Agreement is governed by and is to be construed and enforced in accordance with the laws of the State of New Jersey, without reference to rules relating to conflicts of law.

     SECTION 5.3 SEVERABILITY. If any provision of this Agreement is deemed by any authority to be in conflict with any statute, rule, regulation, ordinance, or other law, such provision of this Agreement shall be deemed to be modified to conform thereto. If modification is not possible, such provision shall be deemed to have been omitted from this Agreement. The invalidity of any such provision shall not affect the force, effect, or validity of the remainder of the Agreement.

     SECTION 5.4 NOTICES. All notices under this Agreement shall be in writing and shall be deemed effective when delivered in person, or forty-eight
(48) hours after deposit thereof in the U.S. mails, postage prepaid, for delivery as registered or certified mail, addressed in the following manner or in such other manner as Executive, Resources, or Waterworks may designate by notifying the other parties in writing:

     If to Executive:

          David E. Chardavoyne

          27 Coventry Lane

          Trumbull, CT  06611

     If to Resources or Waterworks:

          Donald L. Correll, Chairman and Chief Executive Officer

          United Water Resources

          200 Old Hook Road

          Harrington Park, NJ  07640

     SECTION 5.5 ENTIRE AGREEMENT. This Agreement constitutes the entire understanding among Executive, Resources, and Waterworks relating to the employment of Executive and supersedes and cancels all prior written and oral agreements and understanding with respect to the subject matter of this Agreement. This Agreement may be amended but only by a subsequent written agreement of the parties. This Agreement shall be binding upon and shall inure to the benefit of Executive, Executive's heirs, executors, administrators and beneficiaries, and Resources and Waterworks and their successors, whether by merger, combination, sale of assets, or otherwise.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the year and day first written above.

                                        UNITED  RESOURCES, INC.

                                        By   DONALD L. CORRELL
                                        ----------------------------------------
                                        Donald L. Correll,
                                        Its Chairman and Chief Executive Officer

                                        UNITED  WATERWORKS,  INC.

                                        By   DONALD L. CORRELL
                                        ----------------------------------------
                                        Donald L. Correll,
                                        Its Chairman and Chief Executive Officer

                                        By   DAVID E. CHARDAVOYNE
                                        ----------------------------------------
                                        David E. Chardavoyne

                              S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNITED  WATER  RESOURCES  INC.
                                         ------------------------------
                                                   (Registrant)

       March 5, 1997                     By   DONALD L. CORRELL
   --------------------                  ------------------------------
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

         SIGNATURE                        TITLE                   DATE
         ---------                        -----                   ----

                                   Chairman, President
         DONALD L. CORRELL      and Chief Executive Officer  March 5, 1997
     -------------------------
         (Donald L. Correll)


                                        Secretary
         DOUGLAS W. HAWES              and Director          March 5, 1997
     -------------------------
         (Douglas W. Hawes)


         JOHN J. TURNER                  Treasurer           March 5, 1997
     -------------------------
         (John J. Turner)

                                               DIRECTORS
                                               ---------
EDWARD  E.  BARR                     3/5/97         JON F. HANSON                    3/5/97
---------------------------          ------         -----------------------          ------
(Edward E. Barr)                     Date           (Jon F. Hanson)                  Date

FRANK  J.  BORELLI                   3/5/97         GEORGE M. HASKEW, JR.            3/5/97
---------------------------          ------         -----------------------          ------
(Frank J. Borelli)                   Date           (George M. Haskew, Jr.)          Date

THIERRY  BOURBIE                     3/5/97         DOUGLAS W. HAWES                 3/5/97
---------------------------          ------         -----------------------          ------
(Thierry Bourbie)                    Date           (Douglas W. Hawes)               Date

LAWRENCE  R.  CODEY                  3/5/97         GEORGE  F.  KEANE                3/5/97
---------------------------          ------         -----------------------          ------
(Lawrence R. Codey)                  Date           (George F. Keane)                Date

DONALD L.  CORRELL                   3/5/97         DENNIS  M.  NEWNHAM              3/5/97
---------------------------          ------         -----------------------          ------
(Donald L. Correll)                  Date           (Dennis M. Newnham)              Date

PETER DEL COL                        3/5/97         JACQUES  F.  PETRY               3/5/97
---------------------------          ------         -----------------------          ------
(Peter Del Col)                      Date           (Jacques F. Petry)               Date

ROBERT  L.  DUNCAN,  JR              3/5/97         MARCIA  L.  WORTHING             3/5/97
---------------------------          ------         -----------------------          ------
(Robert L. Duncan, Jr.)              Date           (Marcia L. Worthing)             Date