Form 10-Q
period 1997-03-31
UNITED WATER RESOURCES INC
filed 1997-05-13
CIK 715969

                                 UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            WASHINGTON, D. C. 20549

                                   FORM  10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    MARCH 31, 1997
                               ---------------------

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to___________________

Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                New Jersey                      22-2441477
       -------------------------------     -------------------
          (State or other Jurisdiction      (I.R.S. Employer
          of Incorporation)                Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
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

                                              Yes     X      No
                                                  ---------    ---------

Common shares of stock outstanding as of April 30, 1997   35,373,060
                                                         -----------

                        PART  I - FINANCIAL  INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEET
                             (THOUSANDS OF DOLLARS)

                                                                    MARCH 31,    DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  ------------
                                                                   (UNAUDITED)
ASSETS
------
UTILITY PLANT, including $40,011 and $27,947 under construction     $1,366,667     $1,349,194
  LESS accumulated depreciation                                        275,450        267,639
                                                                    ----------     ----------
                                                                     1,091,217      1,081,555
                                                                    ----------     ----------
UTILITY PLANT ACQUISITION ADJUSTMENTS, NET                              64,294         64,710
                                                                    ----------     ----------
REAL ESTATE AND OTHER INVESTMENTS, less accumulated
  depreciation of $10,340 and $9,909                                    80,369         83,340
EQUITY INVESTMENTS                                                      85,364         82,433
                                                                    ----------     ----------
                                                                       165,733        165,773

CURRENT ASSETS:
  Cash and cash equivalents                                              2,693          8,961
  Restricted cash                                                       25,698         27,203
  Accounts receivable and unbilled revenues, net                        60,023         65,911
  Prepaid and other current assets                                      14,102         11,681
                                                                    ----------     ----------
                                                                       102,516        113,756
                                                                    ----------     ----------

DEFERRED CHARGES AND OTHER ASSETS:
  Regulatory assets                                                     75,377         74,062
  Prepaid employee benefits                                             16,362         16,139
  Unamortized debt expense                                              30,578         30,720
  Other deferred charges and assets                                     27,761         34,265
                                                                    ----------     ----------
                                                                       150,078        155,186
                                                                    ----------     ----------
                                                                    $1,573,838     $1,580,980
                                                                    ==========     ==========

CAPITALIZATION AND LIABILITIES
------------------------------
CAPITALIZATION:
  Common stock and retained earnings                                $  386,968     $  391,490
  Preferred stock without mandatory redemption                           9,000          9,000
  Preferred stock with mandatory redemption                             53,971         53,978
  Preference stock, convertible, with mandatory redemption              39,299         39,283
  Long-term debt                                                       558,180        558,093
                                                                    ----------     ----------
                                                                     1,047,418      1,051,844
                                                                    ----------     ----------

CURRENT LIABILITIES:
  Notes payable                                                         70,925         93,225
  Preferred stock and long-term debt due within one year                29,474         29,546
  Accounts payable and other current liabilities                        36,874         37,594
  Accrued taxes                                                         25,417         17,690
  Dividends payable                                                      8,728            198
  Accrued interest                                                       8,650          8,213
                                                                    ----------     ----------
                                                                       180,068        186,466
                                                                    ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes and investment tax credits                     176,053        174,530
  Customer advances for construction                                    25,629         25,259
  Contributions in aid of construction                                 127,031        126,395
  Other deferred credits and liabilities                                17,639         16,486
                                                                    ----------     ----------
                                                                       346,352        342,670
                                                                    ----------     ----------
                                                                    $1,573,838     $1,580,980
                                                                    ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                      STATEMENT  OF  CONSOLIDATED  INCOME
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                      -------------------------------------
                                                             1997            1996
                                                             ----            ----

OPERATING REVENUES                                         $80,006          $69,759
                                                           -------          -------
OPERATING EXPENSES:
  Operation and maintenance                                 44,062           35,957
  Depreciation and amortization                              8,628            7,542
  General taxes                                             12,672           12,168
                                                           -------          -------

    TOTAL OPERATING EXPENSES                                65,362           55,667
                                                           -------          -------

OPERATING INCOME                                            14,644           14,092
                                                           -------          -------

INTEREST AND OTHER EXPENSES:
  Interest expense, net of amount capitalized               11,029           10,966
  Allowance for funds used during construction                (697)            (405)
  Preferred stock dividends of subsidiaries                    567              573
  Gain on New Mexico settlement                                 --          (10,372)
  Other income, net                                         (3,377)            (661)
                                                           -------          -------

    TOTAL INTEREST AND OTHER EXPENSES                        7,522              101
                                                           -------          -------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                        7,122           13,991

PROVISION FOR INCOME TAXES                                   1,885            7,612
                                                           -------          -------

INCOME FROM CONTINUING OPERATIONS                            5,237            6,379
Preferred and preference stock dividends                     1,135            1,200
                                                           -------          -------
NET INCOME APPLICABLE TO COMMON STOCK
  FROM CONTINUING OPERATIONS                                 4,102            5,179
Loss from discontinued operations                               --             (298)
                                                           -------          -------
NET INCOME APPLICABLE TO COMMON STOCK                      $ 4,102          $ 4,881
                                                           =======          =======

Average common shares outstanding (thousands)               34,741           33,000
NET INCOME PER COMMON SHARE
  Continuing operations                                    $  0.12          $  0.16
  Discontinued operations                                       --             (.01)
                                                           -------          -------
    Total                                                  $  0.12          $  0.15
                                                           =======          =======

DIVIDENDS PER COMMON SHARE                                 $  0.23          $  0.23
                                                           =======          =======

The accompanying notes are an integral part of these consolidated financial statements

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                ------------------------------------
                                                                        1997         1996
                                                                        ----         ----
 OPERATING ACTIVITIES:
NET INCOME                                                            $  5,237     $  6,081
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                          8,931        7,960
  Gain on New Mexico settlement                                             --      (10,372)
  Equity (earnings) loss of affiliates                                  (2,681)         270
  Proceeds from sales of properties                                      6,864           84
  Gain on sale of properties                                            (3,215)         (66)
  Improvements to property under development                              (324)        (249)
  Deferred income taxes and investment tax credits, net                  1,523       11,890
  Allowance for funds used during construction (AFUDC)                    (697)        (405)
  Changes in assets and liabilities, net of effect of
     New Mexico settlement:
     Accounts receivable and unbilled revenues                           5,888        2,424
     Prepaid and other current assets                                   (2,902)      (1,072)
     Prepaid employee benefits                                            (223)        (675)
     Regulatory assets                                                  (1,315)      (5,352)
     Accounts payable and other current liabilities                       (720)      (6,169)
     Accrued taxes                                                       7,727        2,372
     Accrued interest                                                      437        3,294
     Other, net                                                          2,081         (246)
                                                                      --------     --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                             26,611        9,769
                                                                      --------     --------

INVESTING ACTIVITIES:
  Additions to utility plant (excludes AFUDC)                          (10,922)      (7,713)
  Additions to real estate and other properties                           (919)        (991)
  Investments in service contracts                                          --       (2,500)
  Change in restricted cash                                              1,505        7,599
                                                                      --------     --------
  NET CASH USED IN INVESTING ACTIVITIES                                (10,336)      (3,605)
                                                                      --------     --------

FINANCING ACTIVITIES:
  Change in notes payable                                              (22,300)      (1,000)
  Additional long-term debt                                                368           --
  Reduction in preferred stock and long-term debt                         (360)        (321)
  Issuance of common stock                                               7,845        4,543
  Dividends on common stock                                             (7,967)      (7,580)
  Dividends on preferred and preference stock                           (1,135)      (1,200)
  Net contributions and advances for construction                        1,006         (480)
                                                                      --------     --------
  NET CASH USED IN FINANCING ACTIVITIES                                (22,543)      (6,038)
                                                                      --------     --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (6,268)         126
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         8,961        4,529
                                                                      --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  2,693     $  4,655
                                                                      ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                ------------------------------------
                                                          1997     1996
                                                        --------  -------
Supplemental disclosures of cash flow information:

        Interest (net of amount capitalized)          $10,289    $7,360
        Income taxes (refunded)/paid                     (827)      808

Supplemental disclosures of non-cash transactions:

In connection with the New Mexico settlement in the first quarter of 1996, liabilities of $20.2 million were transferred to the city of Rio Rancho.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 1 - GENERAL
----------------

     In the opinion of United Water Resources (United Water, or the Company), the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in the Company's audited consolidated financial statements included in its 1996 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform with current year presentation.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
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

     United Properties Group (United Properties), United Water's real estate subsidiary, is a non-regulated business engaged in real estate investment and development activities, including commercial office and retail properties, residential and commercial land development, golf course operations and consulting services. It owns a portfolio of real estate located in New Jersey, New York, Pennsylvania, Idaho, Delaware and Florida. United Properties also provides consulting and advisory services in support of the real estate assets of the other United Water companies.

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

     United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York participate in a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of March 31, 1997, $25.7 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

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

-------------------------------

     United Properties currently expects to spend $24.9 million over the next five years for capital expenditures on its existing real estate portfolio. Expenditures are projected to be $11.8 million and $2.4 million in 1997 and 1998, respectively. Funding for these expenditures is anticipated to come from sales of properties, operations of existing commercial properties and golf courses, and proceeds of new financings.

     At March 31, 1997, United Water had cash and cash equivalents of $2.7 million (excluding restricted cash) and unused short-term bank lines of credit of $145.5 million. Management expects that unused credit lines currently available, cash flows from operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

RATE MATTERS
------------

     The profitability of United Water's regulated utilities is, to a large extent, dependent upon adequate and timely rate relief. The Company anticipates that the regulatory authorities that have jurisdiction over its utility operations will allow the Company's regulated utilities to earn a reasonable return on their utility investments.

     The Company continues to follow Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," for its regulated utilities. SFAS No. 71 provides for the recognition of regulatory assets and liabilities as allowed by state regulators that are considered probable of recovery.

     During 1996, the Company's regulated utilities received ten rate settlement awards with an aggregate annual rate revenue increase of $11.1 million. An estimated $4.2 million of this amount was reflected in 1996's revenues while the remaining $6.9 million of carryover impact of the rate awards received in 1996 is expected to increase revenues in 1997.

     At the end of March 1997, there were eight rate cases pending in which the Company has requested an aggregate annual rate increase of $15.1 million. The most significant rate cases pending were filed by United Water Florida and United Water Delaware. In July 1996, United Water Florida filed for rate relief in the amount of $3.3 million, or 45.9%, in water revenues and $5.1 million, or 32.6%, in wastewater revenues. The increases were requested primarily to fund capital investments. As part of the proposal, the Company requested that it be permitted to place into effect on an interim basis $1.1 million, or 16.8%, of the proposed water increase and $1.1 million, or 7.9%, of the proposed
wastewater increase.   On November 15, 1996, the Florida Public Service
Commission granted United Water Florida interim rate increases subject to refund of $725,000, or 10.6%, for water and $238,000, or 1.7%, for wastewater. A final decision on the Company's rate request is not anticipated until the end of the second quarter of 1997.

     In August 1996, United Water Delaware filed for rate relief in the amount of $3.7 million, or a 24.6% increase in revenues. A petition to place $2.2 million, or 15%, in effect subject to refund was filed in September 1996 and was approved by the Delaware Public Service Commission on October 15, 1996 for rates to become effective on October 26, 1996. A final decision on the Company's rate request is not anticipated until the end of the second quarter of 1997.

     Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested, primarily due to circumstances that change while the rate case is being processed. The Company expects to file additional rate cases in 1997 but does not expect that those rate awards, if received in 1997, will have a significant impact on revenues in 1997.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997
---------------------------------------------------------

OVERVIEW

     United Water's net income applicable to common stock for the first quarter of 1997 decreased to $4.1 million from $4.9 million in the comparable period in 1996. Net income per common share for the first quarter of 1997 was 12 cents as compared to 15 cents for the same period last year. Utility investments, which include the Northumbrian Partnership, contributed 14 cents per share in 1997 compared with 10 cents per share for the first quarter of 1996. Results for 1997 included a significant land sale that contributed five cents per share. In 1996, United Water recorded a one-time contribution of 13 cents per share resulting from a condemnation settlement in New Mexico. Results for 1997 and 1996 included six cents and seven cents, respectively, for corporate charges relating to interest and preferred and preference dividends.

OPERATING REVENUES

     The $10.2 million increase in revenues from the same period in 1996 was attributable to the following factors:

         (thousands of dollars)           Increase (Decrease)
         ----------------------------------------------------
         Utilities:
            Rate awards                     $ 2,412    3.5%
            Consumption                      (1,591)  (2.3%)
            Growth                            1,695    2.4%
          Real estate                         6,923    9.9%
          Other operations                      808    1.2%
        ----------------------------------------------------
                                           $ 10,247   14.7%
        ----------------------------------------------------


     The 3.5% increase in revenues from rate awards in the first quarter of 1997 includes the impact of 1996 rate awards for ten of the Company's operating utilities. The increase in revenues due to growth is primarily attributable to the acquisitions of two utilities in New Jersey in the second quarter of 1996.
A decrease in consumption due to unfavorable weather conditions in several service areas partially offset these revenue increases. The 9.9% increase in real estate revenues was due to the sale of four parcels of land in the first quarter of 1997 as compared to only one property sale in the same period in 1996. Other operations increased 1.2% mainly due to revenues from the public-private partnership with Jersey City which commenced in May 1996, partially offset by a lower number of meter installations.

OPERATING EXPENSES

     The increase in operating expenses from the same period in 1996 is due to the following:

          (thousands of dollars)               Increase
          -----------------------------------------------
          Operation and maintenance         $8,105  22.5%
          Depreciation and amortization      1,086  14.4%
          General taxes                        504   4.1%
          -----------------------------------------------

    The $8.1 million increase in operation and maintenance expenses was due primarily to an increase in the costs associated with land sales in 1997, operating expenses incurred as a result of the commencement of the public-private partnership with Jersey City, higher purchased water and health care costs at the Company's utility subsidiaries and additional operating expenses incurred relating to the acquisitions of two utilities in New Jersey in May 1996. These were partially offset by lower meter installation costs.

---------------------------------------------------------

    The $1.1 million increase in depreciation and amortization was primarily attributable to utility plant additions by United Waterworks' utility subsidiaries, as well as amortization attributable to the service contract in Jersey City.

    General taxes increased $504,000 primarily due to higher real estate and franchise taxes in utility operations.

OTHER INCOME

    The increase in other income of $2.7 million was mainly due to $3.2 million of earnings from the Northumbrian Partnership.

INCOME TAXES

    The effective income tax rates on income before preferred and preference stock dividends were 24.5% and 52.8% in the first quarter of 1997 and 1996, respectively. The decrease in the effective rate is primarily attributable to the impact of the New Mexico settlement in the first quarter of 1996 and the tax treatment of the earnings from the Northumbrian Partnership. The Company considers the undistributed earnings to be permanently reinvested and has not provided deferred taxes on these earnings.

NEW ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This statement, which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, establishes simplified standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and disclosure of the calculation of each EPS amount. The Company does not anticipate that adoption of this standard will have a significant impact on reported EPS.

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

                        PART  II  -  OTHER  INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

     Three suits were filed by Safas Corporation, New Regime Company and Aircraft Engineering Products against United Water, Dundee Water Power & Land Co. (Dundee) and United Water New Jersey in September and November 1994 and May 1995 in the Superior Court of New Jersey, Passaic County. The suits allege that the plaintiffs suffered property damage as a result of an alleged breach in a berm surrounding the Dundee Canal, allowing water to escape. The Dundee Canal is the property of Dundee, a corporation of which United Water owns 50% of the outstanding common stock. North Jersey District Water Supply Commission, the other 50% shareholder, has also been named as a defendant. Initially, the plaintiffs in the Safas and New Regime suits voluntarily dismissed United Water and United Water New Jersey without prejudice from their actions. In August 1995, Safas and New Regime reinstituted their suits against United Water and United Water New Jersey. Plaintiffs, in the aggregate, seek damages of several million dollars. Pursuant to a Case Management Order issued in April 1997, the parties have been directed to complete discovery by August 1997. The trial is scheduled to commence in September 1997. Both United Water's and the North Jersey District Water Supply Commission's respective policies of insurance name Dundee as an additional insured. The Company is of the opinion that it, United Water New Jersey and Dundee have adequate insurance to cover claims of this nature.

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

     On October 28, 1994, IU International Corporation (IU) filed suit in the Superior Court of the State of Delaware against United Waterworks alleging breach of contract and seeking reimbursement from United Waterworks of more than $3 million, as well as interest thereon. IU's claim is based on certain tax indemnifications that were part of a stock purchase agreement entered into by IU, Lyonnaise American Holding, Inc. (LAH), United Waterworks and GWC Corporation (former parent of United Waterworks) in connection with the 1982 purchase of 50% of the outstanding common stock of United Waterworks by LAH. On June 16, 1995, United Waterworks, LAH and IU entered into a settlement agreement pursuant to which United Waterworks agreed to pay IU $800,000 on the date of execution of such agreement. In addition, United Waterworks agreed to pay IU an additional amount of up to approximately $1.15 million plus interest thereon (such interest commencing as of September 15, 1993) at United Waterworks' average short-term borrowing rate. Such payments become due in the event and at the time that certain tax benefits previously claimed by United Waterworks with respect to its 1992 tax year reach "finality"

-----------------

through the running of the statute of limitations on the 1992 tax year or when it is determined that such tax benefits are allowable by the Internal Revenue Service. On June 16, 1995, United Waterworks paid $800,000 to IU. Pursuant to the settlement agreement, on June 30, 1995, the parties filed with the court a stipulation of dismissal of the lawsuit with prejudice. On September 15, 1996, the statute of limitations expired on the 1992 tax year. As a result, on November 19, 1996, United Waterworks paid IU $977,000 of the $1.15 million. The remaining balance was paid on April 16, 1997.

     A class action lawsuit was filed in the Supreme Court of the State of New York, New York County, on May 28, 1996 by Steven Tagliaferri and John Ambroselli, individually and on behalf of a class of employees (Plaintiffs) against United Metering Inc., a subsidiary of United Water, for breach of contract. Plaintiffs claim that United Metering failed to comply with prevailing wage rate regulations in connection with work performed pursuant to certain public works contracts awarded by the New York City Department of Environmental Protection. The damages sought are in excess of $600,000. United Metering has filed a response denying Plaintiffs' claims and motion for summary judgement seeking dismissal of the lawsuit. Oral argument on such motion was held on March 14, 1997 and on April 1, 1997, a decision was issued granting United Metering's motion and dismissing the lawsuit. Plaintiffs have until the end of May to appeal. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

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



                              UNITED  WATER  RESOURCES  INC.
                              ------------------------------
                                        (Registrant)



Date:  May 13, 1997           By         JOHN J. TURNER
       ------------              ---------------------------
                                          (Signature)
                                          John J. Turner
                                            Treasurer

                                  DULY AUTHORIZED AND CHIEF
                                  ACCOUNTING OFFICER