Form 10-Q
period 1997-06-30
UNITED WATER RESOURCES INC
filed 1997-08-12
CIK 715969

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                     -------------------------------------
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                             --------------------

                                       OR

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to ___________________

Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                          22-2441477
-----------------------------                         --------------------------
(State or other Jurisdiction                              (I.R.S. Employer
      of Incorporation)                                   Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
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

                                              Yes     X      No
                                                  ---------     __________


Common shares of stock outstanding as of July 31, 1997    35,753,192
                                                         -----------

                        PART  I - FINANCIAL  INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (THOUSANDS OF DOLLARS)

                                                                    JUNE 30,    DECEMBER 31,
                                                                      1997          1996
                                                                   -----------  ------------
                                                                   (UNAUDITED)
ASSETS
------
UTILITY PLANT, including $50,092 and $27,947 under construction     $1,388,352    $1,349,194
 LESS accumulated depreciation                                         283,097       267,639
                                                                   -----------   -----------
                                                                     1,105,255     1,081,555
                                                                   -----------   -----------
UTILITY PLANT ACQUISITION ADJUSTMENTS, NET                              63,917        64,710
                                                                   -----------   -----------

REAL ESTATE AND OTHER INVESTMENTS, less accumulated
 depreciation of $10,791 and $9,909                                     80,074        83,340
EQUITY INVESTMENTS                                                      89,103        82,433
                                                                   -----------   -----------
                                                                       169,177       165,773
CURRENT ASSETS:
 Cash and cash equivalents                                               2,698         8,961
 Restricted cash                                                        23,455        27,203
 Accounts receivable and unbilled revenues, net                         67,897        65,911
 Prepaid and other current assets                                       14,733        11,681
                                                                   -----------   -----------
                                                                       108,783       113,756
                                                                   -----------   -----------
DEFERRED CHARGES AND OTHER ASSETS:
 Regulatory assets                                                      75,652        74,062
 Prepaid employee benefits                                              17,401        16,139
 Unamortized debt expense                                               30,336        30,720
 Other deferred charges and assets                                      29,517        34,265
                                                                   -----------   -----------
                                                                       152,906       155,186
                                                                   -----------   -----------
                                                                   $ 1,600,038   $ 1,580,980
                                                                   ===========   ===========
CAPITALIZATION AND LIABILITIES
------------------------------
CAPITALIZATION:
 Common stock and retained earnings                                 $  400,169    $  391,490
 Preferred stock without mandatory redemption                            9,000         9,000
 Preferred stock with mandatory redemption                              53,661        53,978
 Preference stock, convertible, with mandatory redemption               34,654        39,283
 Long-term debt                                                        590,137       558,093
                                                                   -----------   -----------
                                                                     1,087,621     1,051,844
                                                                   -----------   -----------
CURRENT LIABILITIES:
 Notes payable                                                          65,725        93,225
 Preferred stock and long-term debt due within one year                 20,496        29,546
 Accounts payable and other current liabilities                         38,822        37,594
 Accrued taxes                                                          22,455        17,690
 Dividends payable                                                       8,804           198
 Accrued interest                                                        7,372         8,213
                                                                   -----------   -----------
                                                                       163,674       186,466
                                                                   -----------   -----------
DEFERRED CREDITS AND OTHER LIABILITIES:
 Deferred income taxes and investment tax credits                      177,642       174,530
 Customer advances for construction                                     26,462        25,259
 Contributions in aid of construction                                  128,618       126,395
 Other deferred credits and liabilities                                 16,021        16,486
                                                                   -----------   -----------
                                                                       348,743       342,670
                                                                   -----------   -----------
                                                                   $ 1,600,038   $ 1,580,980
                                                                   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED INCOME
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                   FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                   --------------------     ------------------
                                                      ENDED JUNE 30,          ENDED JUNE 30,
                                                      --------------          --------------
                                                     1997        1996        1997        1996
                                                  ----------  ----------  ----------  ----------

OPERATING REVENUES                                 $ 87,761    $ 82,581   $ 167,767   $ 152,340
                                                   --------    --------    --------    --------

OPERATING EXPENSES:
  Operation and maintenance                          41,278      37,959      85,340      73,916
  Depreciation and amortization                       8,740       7,810      17,368      15,352
  General taxes                                      12,752      12,397      25,424      24,565
                                                   --------    --------    --------    --------

    TOTAL OPERATING EXPENSES                         62,770      58,166     128,132     113,833
                                                   --------    --------    --------    --------

OPERATING INCOME                                     24,991      24,415      39,635      38,507
                                                   --------    --------    --------    --------

INTEREST AND OTHER EXPENSES:
  Interest expense, net of amount capitalized        11,001      10,828      22,030      21,794
  Allowance for funds used during construction       (1,135)       (784)     (1,832)     (1,189)
  Preferred stock dividends of subsidiaries             564         569       1,131       1,142
  Gain on New Mexico settlement                          --          --          --     (10,372)
  Other income, net                                  (3,555)       (531)     (6,932)     (1,192)
                                                   --------    --------    --------    --------

    TOTAL INTEREST AND OTHER EXPENSES                 6,875      10,082      14,397      10,183
                                                   --------    --------    --------    --------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                18,116      14,333      25,238      28,324

PROVISION FOR INCOME TAXES                            5,801       5,506       7,686      13,118
                                                   --------    --------    --------    --------

INCOME FROM CONTINUING OPERATIONS                    12,315       8,827      17,552      15,206
Preferred and preference stock dividends              1,071       1,140       2,206       2,340
                                                   --------    --------    --------    --------
NET INCOME APPLICABLE TO COMMON STOCK
  FROM CONTINUING OPERATIONS                         11,244       7,687      15,346      12,866
Loss from discontinued operations                        --        (324)         --        (622)
                                                   --------    --------    --------    --------
NET INCOME APPLICABLE TO COMMON STOCK               $11,244     $ 7,363    $ 15,346    $ 12,244
                                                   ========    ========    ========    ========

Average common shares outstanding (thousands)        35,562      33,550      35,203      33,281
NET INCOME PER COMMON SHARE
  Continuing operations                               $0.32     $  0.23       $0.44    $   0.39
  Discontinued operations                                --        (.01)         --        (.02)
                                                   --------    --------    --------    --------
    Total                                             $0.32     $  0.22       $0.44    $   0.37
                                                    =======     =======    ========    ========

DIVIDENDS PER COMMON SHARE                            $0.23     $  0.23       $0.46    $   0.46
                                                    =======     =======    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------------
                                                                        1997         1996
                                                                       ------       ------
OPERATING ACTIVITIES:
NET INCOME                                                             $ 17,552    $ 14,584
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                          17,993      16,188
  Gain on New Mexico settlement                                            --       (10,372)
  Equity (earnings) loss of affiliates                                   (5,608)        462
  Proceeds from sales of properties                                       7,863         291
  Gain on sale of properties                                             (3,379)       (229)
  Improvements to property under development                               (667)       (426)
  Deferred income taxes and investment tax credits, net                   3,112      11,803
  Allowance for funds used during construction (AFUDC)                   (1,832)     (1,189)
  Changes in assets and liabilities, net of
   effect of New Mexico settlement and acquisitions:
     Accounts receivable and unbilled revenues                           (1,986)     (6,982)
     Prepaid and other current assets                                    (3,052)        860
     Prepaid employee benefits                                           (1,262)     (1,073)
     Regulatory assets                                                   (1,590)     (5,214)
     Accounts payable and other current liabilities                       1,228      (3,817)
     Accrued taxes                                                        4,765         766
     Accrued interest                                                      (841)      3,358
     Other, net                                                          (2,109)        519
                                                                        -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                              30,187      19,529
                                                                        -------     -------

INVESTING ACTIVITIES:
  Additions to utility plant (excludes AFUDC)                           (31,553)    (25,298)
  Additions to real estate and other investments                         (2,188)     (2,988)
  Investment in Northumbrian Partnership                                     --     (61,792)
  Proceeds from New Mexico settlement                                        --      31,670
  Acquisitions, net of cash received                                         --      (6,794)
  Investments in service contracts                                           --      (2,500)
  Change in restricted cash                                               3,748      12,681
                                                                        -------     -------
  NET CASH USED IN INVESTING ACTIVITIES                                 (29,993)    (55,021)
                                                                        -------     -------

FINANCING ACTIVITIES:
  Change in notes payable                                               (27,500)     14,225
  Additional long-term debt                                              40,368      30,538
  Reduction in preferred stock and long-term debt                       (17,691)     (2,270)
  Issuance of common stock                                               13,258       8,556
  Dividends on common stock                                             (16,112)    (15,301)
  Dividends on preferred and preference stock                            (2,206)     (2,340)
  Net contributions and advances for
   construction                                                           3,426       3,239
                                                                        -------     -------
  NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                    (6,457)     36,647
                                                                        -------     -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (6,263)      1,155
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          8,961       4,529
                                                                        -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  2,698    $  5,684
                                                                        =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                         ---------------------------------
                                                        1997       1996
                                                      ---------  --------
Supplemental disclosures of cash flow information:

        Interest (net of amount capitalized)           $22,246    $17,831
        Income taxes (refunded)/paid                      (987)       808


Supplemental disclosures of non-cash transactions:

Additional common stock was issued upon the conversion of 359,294 and 337,994 shares of preference stock valued at $5 million and $4.7 million during 1997 and 1996, respectively.

In connection with the New Mexico settlement in the first quarter of 1996, liabilities of $20.2 million were transferred to the city of Rio Rancho.

In connection with the acquisitions of Matchaponix and Princeton Meadows in the second quarter of 1996, the Company forgave a $5 million note receivable and assumed liabilities of $5.2 million.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

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

NOTE 3 - ACQUISITION OF JMM OPERATIONAL SERVICES
------------------------------------------------

     On July 28, 1997, United Water Services LLC, a joint venture between United Water and Suez Lyonnaise des Eaux, acquired Montgomery Watson's 50% stake in JMM Operational Services (JMM-OSI). As a result, JMM-OSI became a wholly owned subsidiary of United Water Services LLC. Prior to the restructuring, United Water Services LLC (formerly the United Water Resources-Lyonnaise des Eaux Partnership) owned a 50% interest in JMM-OSI and Montgomery Watson owned the remaining 50% interest.

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

WINDFALL PROFITS TAX
--------------------

     United Water has a 10% ownership interest in Northumbrian Water Group (Northumbrian), a major investor-owned water services company in the United Kingdom. The United Kingdom's new Labor Government has announced that it will impose a one-time "windfall profits" tax on privatized utilities in the third quarter of 1997. The levying of this one-time tax will negatively impact the Company's third quarter earnings from its investment in Northubrian by approximately 35 cents per share. The imposition of this tax had been factored into the Company's financial analysis at the time of its investment in Northumbrian and was considered in determining the purchase price. The tax will not have an effect on United Water's cash flow or its ability to pay dividends nor will it affect the long-term benefit the Company derives from its investment in Northumbrian.

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

     United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York participate in a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of June 30, 1997, $23.5 million of proceeds from these financings have not yet been disbursed to the Company and are included in the Consolidated Balance Sheet as Restricted Cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

-------------------------------

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

     In June 1997, United Water issued $40 million of 7.45% - 7.9% Senior Notes ($15 million due 2007 and $25 million due 2022). Proceeds from the notes were used to refinance existing short-term debt of the Company.

     In August 1997, United Waterworks issued $20 million of 5.3% tax-exempt Water Resource Development Revenue Bonds, due 2027, through the Idaho Water Resource Board. The proceeds will be used to finance a portion of the costs of certain facilities to be owned by United Water Idaho (a subsidiary of United Waterworks) and used for the public distribution of water.

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

     At June 30, 1997, United Water had cash and cash equivalents of $2.7 million (excluding restricted cash) and unused short-term bank lines of credit of $165.7 million. Management expects that unused credit lines currently available, cash flows from operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

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

     During 1996, the Company's regulated utilities received ten rate settlement awards with an aggregate annual rate revenue increase of $11.1 million. An estimated $4.2 million of this amount was reflected in 1996's revenues while the remaining $6.9 million of carryover impact of the rate awards received in 1996 is expected to increase revenues in 1997. Six rate settlements were awarded to the Company's regulated utilities during 1997 with an aggregate annual rate revenue increase of $5.5 million. An estimated $3.5 million of this amount will be reflected in 1997's revenues.

     At the end of June 1997, there were six rate cases pending in which the Company has requested an aggregate annual rate increase of $10.9 million. The most significant rate cases pending were filed by United Water Delaware and United Water Pennsylvania. In August 1996, United Water Delaware filed for rate relief in the amount of $3.7 million, or a 24.6% increase in revenues. A petition to place $2.2 million, or 15%, in effect subject to refund was filed in September 1996 and was approved by the Delaware Public Service Commission on October 15, 1996 for rates to become effective on October 26, 1996. In January 1997, the Company petitioned the Commission to increase its request by $.6 million for a total request of $4.3 million. On July 15, 1997, the Commission issued an order granting a $1.5 million, or 10.7%, increase and ordered the refund of monies collected under the bonded rates in excess of the final rates. On July 16, 1997, the Company filed a motion with the Superior Court of the State of Delaware for stay and appeal of the Commission's order.

     In May 1997, United Water Pennsylvania filed for rate relief in the amount of $3 million, or a 15.4% increase in revenues. The rate filing includes postretirement benefit costs and a proposed change to monthly billing of all customers. Hearings are expected to take place during the fourth quarter.

     Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested, primarily due to circumstances that change while the rate case is being processed. The Company expects to file additional rate cases in 1997 but does not expect that those rate awards, if received in 1997, will have a significant impact on revenues in 1997.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997
--------------------------------------------------------

OVERVIEW

     United Water's net income applicable to common stock for the second quarter of 1997 increased to $11.2 million from $7.4 million in the comparable period in 1996. Net income per common share for the second quarter of 1997 was 32 cents as compared to 22 cents for the same period last year. Utility investments, which include the Northumbrian Partnership, contributed 40 cents per share in 1997 compared with 28 cents per share in 1996. Results for 1997 and 1996 included eight cents and six cents, respectively, for corporate charges primarily for interest and preferred and preference dividends.

OPERATING REVENUES

     The $5.2 million increase in revenues from the same period in 1996 was attributable to the following factors:





          (thousands of dollars)         Increase (Decrease)
          --------------------------------------------------
          Utilities:
            Rate awards                $ 3,561    4.3%
            Consumption                   (841)  (1.0%)
            Growth                       1,458    1.8%
          Real estate                      731    0.9%
          Other operations                 271    0.3%
          --------------------------------------------------
                                       $ 5,180    6.3%
          --------------------------------------------------

     The 4.3% increase in revenues from rate awards in the second quarter of 1997 includes the impact of 1996 and current year increases for several of the Company's operating utilities. The increase in revenues due to growth is primarily attributable to the acquisitions of two utilities in New Jersey at the end of the second quarter of 1996. A decrease in consumption due to unfavorable weather conditions in several service areas partially offset these revenue increases. The increase in real estate revenues was mainly due to four property sales in 1997 compared with two property sales for the same period in 1996. The slight increase in other operations is primarily due to incentive revenues from public-private partnerships, partially offset by a lower number of meter installations.


OPERATING EXPENSES

     The increase in operating expenses from the same period in 1996 is due to the following:



          (thousands of dollars)              Increase
          -----------------------------------------------
          Operation and maintenance        $ 3,319   8.7%
          Depreciation and amortization        930  11.9%
          General taxes                        355   2.9%
          -----------------------------------------------

    The $3.3 million increase in operation and maintenance expenses was due primarily to operating expenses incurred as a result of the commencement of the public-private partnership with Jersey City in the second quarter of 1996, an increase in the costs associated with land sales in 1997, higher outside services at several of the Company's subsidiaries and additional operating expenses incurred relating to the acquisitions of two utilities in New Jersey in May 1996. These were partially offset by lower meter installation costs.

--------------------------------------------------------

     The $930,000 increase in depreciation and amortization was primarily attributable to utility plant additions by United Waterworks' utility subsidiaries, as well as amortization attributable to the service contract in Jersey City.

    General taxes increased $355,000 primarily due to higher real estate, franchise and gross receipts taxes in utility operations.

OTHER INCOME

    The increase in other income of $3 million was mainly due to $3.4 million of earnings from the Northumbrian Partnership.

INCOME TAXES

    The effective income tax rates on income before preferred and preference stock dividends were 31.1% and 37.0% in the second quarter of 1997 and 1996, respectively. The decrease in the effective rate is primarily attributable to the tax treatment of the earnings from the Northumbrian Partnership. The Company considers the undistributed earnings to be permanently reinvested and has not provided deferred taxes on these earnings.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997
------------------------------------------------------

OVERVIEW

    United Water's net income applicable to common stock for the six months ended June 30, 1997 increased to $15.3 million from $12.2 million in the comparable period in 1996. Net income per common share was 44 cents as compared to 37 cents for the same period last year. Results for 1997 included 15 cents per share from the Northumbrian Partnership as well as a significant land sale that contributed five cents per share. In 1996, the Company recorded a one-time contribution of 13 cents per share resulting from a condemnation settlement in New Mexico.

OPERATING REVENUES

    The $15.4 million increase in revenues from the same period in 1996 was attributable to the following factors:




          (thousands of dollars)         Increase (Decrease)
          --------------------------------------------------
          Utilities:
            Rate awards                    $ 5,980    3.9%
            Consumption                     (2,437)  (1.6%)
            Growth                           3,151    2.1%
          Real estate                        7,654    5.0%
          Other operations                   1,079    0.7%
          --------------------------------------------------
                                           $15,427   10.1%
          --------------------------------------------------

      The 3.9% increase in revenues from rate awards includes the impact of 1996 and current year increases for several of the Company's operating utilities. The increase in revenues due to growth is partially attributable to the acquisitions of two utilities in New Jersey in the second quarter of 1996. A decrease in consumption due to unfavorable weather conditions in several service areas partially offset these revenue increases. The 5.0% increase in real estate revenues was due to the sale of eight parcels of land in 1997 compared to only three property sales in the same period in 1996. Other operations increased .7% mainly due to revenues from the public-private partnership with Jersey City which commenced in May 1996, partially offset by a lower number of meter installations.

OPERATING EXPENSES

     The increase in operating expenses from the same period in 1996 is due to the following:




          (thousands of dollars)                 Increase
          -----------------------------------------------------
          Operation and maintenance         $11,424       15.5%
          Depreciation and amortization       2,016       13.1%
          General taxes                         859        3.5%
          -----------------------------------------------------

    The $11.4 million increase in operation and maintenance expenses was due primarily to an increase in the costs associated with land sales in 1997, expenses incurred as a result of the commencement of the public-private partnership with Jersey City in the second quarter of 1996, higher outside services and employee benefits costs at several of the Company's subsidiaries and additional operating expenses incurred relating to the acquisitions of two utilities in New Jersey in May 1996. These were partially offset by lower meter installation costs.

------------------------------------------------------

    The $2 million increase in depreciation and amortization was primarily attributable to utility plant additions by United Waterworks' utility subsidiaries, as well as amortization attributable to the service contract in Jersey City.

    General taxes increased $859,000 primarily due to higher real estate, franchise and gross receipts taxes in utility operations.

OTHER INCOME

    The increase in other income of $5.7 million was mainly due to $6.6 million of earnings from the Northumbrian Partnership, partially offset by lower earnings from other equity investments.

INCOME TAXES

    The effective income tax rates on income before preferred and preference stock dividends were 29.1% and 44.8% in the first half of 1997 and 1996, respectively. The decrease in the effective rate is primarily attributable to the impact of the New Mexico settlement in the first quarter of 1996 and the tax treatment of the earnings from the Northumbrian Partnership. The Company considers the undistributed earnings to be permanently reinvested and has not provided deferred taxes on these earnings.

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

                        PART  II  -  OTHER  INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

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

     United Water Delaware (formerly Wilmington Suburban Water Corporation), a subsidiary of United Waterworks, was the subject of a Criminal Violation Notice issued by New Castle County (the County), Delaware Department of Public Works (the Notice). The Notice, dated April 15, 1992, describes the violation as being an illegal placement of fill in a floodplain in contravention of the New Castle County Zoning and Drainage Codes. United Water Delaware alleges that the illegal fill was placed on land it owns by one or more third parties without knowledge or approval of United Water Delaware. Violation notice forms were also issued to other similarly situated property owners, and United Water Delaware has taken part in many discussions concerning the level of participation by all such parties in a remediation. An application for approval of a remediation plan was submitted to the New Castle County Department of Planning on May 26, 1995 and the County accepted this proposal on September 1, 1995. United Water Delaware and New Castle County entered into a Release and Settlement Agreement (the Agreement) dated April 9, 1996. Pursuant to the Agreement, New Castle County had withdrawn the Notice against United Water Delaware. The withdrawal of the Notice was conditioned on United Water Delaware undertaking in good faith to implement the remediation plan. As of April 15, 1997, certain conditions precedent to the Company's obligation to complete the remediation work had not been fulfilled by the County. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

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

     A class action lawsuit was filed in the Supreme Court of the State of New York, New York County, on May 28, 1996 by Steven Tagliaferri and John Ambroselli, individually and on behalf of a class of employees (Plaintiffs) against United Metering Inc., a subsidiary of United Water, for breach of contract. Plaintiffs claim that United Metering failed to comply with prevailing wage rate regulations in connection with work performed pursuant to certain public works contracts awarded by the New York City Department of Environmental Protection. The damages sought are in excess of $600,000. United Metering filed a response denying Plaintiffs' claims and made a motion for summary judgement seeking dismissal of the lawsuit. Oral argument on such motion was held on March 14, 1997 and on April 1, 1997, a decision was issued granting United Metering's motion to dismiss the lawsuit. Plaintiffs have appealed the decision to the Appellate Division of the Supreme Court of the State of New York. No date has been set by the Court to hear appellate arguments. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

     On July 20, 1994, the Townhouse at Lake Isle Home Owners Association, Inc. filed suit against United Water New Rochelle (formerly New Rochelle Water Company), a subsidiary of the Company, in the Supreme Court of the State of New York, Westchester County. The suit seeks to recover for alleged property damage arising out of the repeated leaks in service lines installed in or about 1982 by the developer of a townhouse complex in Eastchester, New York. The bulk of the relief sought by plaintiff involves monetary damages for the cost of replacing the service lines, which belong to the Company. The plaintiff did not seek injunctive relief. A default judgement on the issue of liability was entered against United Water New Rochelle on December 2, 1994. The Company has diligently prosecuted motions to reopen and appeal from the default judgement, on the principal ground that the default resulted from a failure by the Company's insurance carrier and claims processing service provider to timely file an answer to the plaintiff's complaint. To date, motions to vacate the default judgement have not been successful. Following an inquest on the issue of damages, the Court issued a decision, dated December 20, 1996, awarding the plaintiff $1,330,000. The Court subsequently partially vacated its December 20, 1996 decision on the ground that the relief granted exceeded the plaintiff's original demand and reduced the award to $805,000. The parties are disputing whether there should be interest on the amount of the award. A judgement has not yet been entered. The Company plans to appeal the judgement and will consolidate therewith its appeals from prior decisions on its motions to vacate the default judgement. The Company believes that it has meritorious arguments on appeal and on the original matter, should it be reopened. Further, the Company expects to seek reimbursement from third parties of any ultimate liability resulting in this matter. Management believes the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

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



                              UNITED WATER RESOURCES INC.
                              ---------------------------
                                       (Registrant)



Date:     August 12, 1997                     By JOHN J. TURNER
          ---------------                     -------------------
                                                   (Signature)
                                                  John J. Turner
                                                    Treasurer

                                            DULY AUTHORIZED AND CHIEF
                                                ACCOUNTING OFFICER