Form 10-Q
period 1997-09-30
UNITED WATER RESOURCES INC
filed 1997-11-10
CIK 715969

                                 UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            WASHINGTON, D. C. 20549

                                   FORM  10-Q


[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1997
                               -------------------------

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from ______________________ to _____________________

Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                           22-2441477
    ----------------------------           ------------------
    (State or other Jurisdiction           (I.R.S. Employer
          of Incorporation)                Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
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

                                              Yes     X      No
                                                  ---------     ---------


Common shares of stock outstanding as of October 31, 1997   36,043,233
                                                           -----------

                        PART  I - FINANCIAL  INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEET
                             (THOUSANDS OF DOLLARS)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                        1997           1996
                                                                   --------------  ------------
                                                                    (UNAUDITED)
ASSETS
------
UTILITY PLANT, including $55,312 and $27,947 under construction       $1,405,369     $1,349,194
  LESS accumulated depreciation                                          290,721        267,639
                                                                      ----------     ----------
                                                                       1,114,648      1,081,555
                                                                      ----------     ----------

UTILITY PLANT ACQUISITION ADJUSTMENTS, NET                                63,470         64,710
                                                                      ----------     ----------
REAL ESTATE AND OTHER INVESTMENTS, less accumulated
  depreciation of $11,247 and $9,909                                      79,884         83,340
EQUITY INVESTMENTS                                                        97,722         82,433
                                                                      ----------     ----------
                                                                         177,606        165,773
CURRENT ASSETS:
  Cash and cash equivalents                                                5,983          8,961
  Restricted cash                                                         38,902         27,203
  Accounts receivable and unbilled revenues, net                          70,277         65,911
  Prepaid and other current assets                                        18,290         11,681
                                                                      ----------     ----------
                                                                         133,452        113,756
                                                                      ----------     ----------
DEFERRED CHARGES AND OTHER ASSETS:
  Regulatory assets                                                       79,173         74,062
  Prepaid employee benefits                                               19,219         16,139
  Unamortized debt expense                                                31,277         30,720
  Other deferred charges and assets                                       27,373         34,265
                                                                      ----------     ----------
                                                                         157,042        155,186
                                                                      ----------     ----------
                                                                      $1,646,218     $1,580,980
                                                                      ==========     ==========
CAPITALIZATION AND LIABILITIES
------------------------------
CAPITALIZATION:
  Common stock and retained earnings                                  $  414,005     $  391,490
  Preferred stock without mandatory redemption                             9,000          9,000
  Preferred stock with mandatory redemption                               53,344         53,978
  Preference stock, convertible, with mandatory redemption                34,702         39,283
  Long-term debt                                                         608,734        558,093
                                                                      ----------     ----------
                                                                       1,119,785      1,051,844
                                                                      ----------     ----------
CURRENT LIABILITIES:
  Notes payable                                                           73,025         93,225
  Preferred stock and long-term debt due within one year                  21,368         29,546
  Accounts payable and other current liabilities                          37,033         37,594
  Accrued taxes                                                           28,391         17,690
  Accrued interest and dividends                                           9,152          8,411
                                                                      ----------     ----------
                                                                         168,969        186,466
                                                                      ----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes and investment tax credits                       180,726        174,530
  Customer advances for construction                                      26,431         25,259
  Contributions in aid of construction                                   130,934        126,395
  Other deferred credits and liabilities                                  19,373         16,486
                                                                      ----------     ----------
                                                                         357,464        342,670
                                                                      ----------     ----------
                                                                      $1,646,218     $1,580,980
                                                                      ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                      STATEMENT  OF  CONSOLIDATED  INCOME
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                   FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                  ----------------------  ----------------------
                                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                  ----------------------  ----------------------
                                                     1997        1996        1997        1996
                                                  ----------  ----------  ----------  ----------

OPERATING REVENUES                                  $99,690     $97,871    $267,457    $250,211
                                                    -------     -------    --------    --------
OPERATING EXPENSES:
  Operation and maintenance                          42,959      42,667     128,299     116,583
  Depreciation and amortization                       8,687       7,980      26,055      23,332
  General taxes                                      13,875      13,304      39,299      37,869
                                                    -------     -------    --------    --------

    TOTAL OPERATING EXPENSES                         65,521      63,951     193,653     177,784
                                                    -------     -------    --------    --------

OPERATING INCOME                                     34,169      33,920      73,804      72,427
                                                    -------     -------    --------    --------

INTEREST AND OTHER EXPENSES:
  Interest expense, net of amount capitalized        11,755      11,819      33,785      33,613
  Allowance for funds used during construction         (240)     (1,049)     (2,072)     (2,238)
  Preferred stock dividends of subsidiaries             563         568       1,694       1,710
  Gain on New Mexico settlement                          --          --          --     (10,372)
  Equity earnings of affiliates                      (3,565)     (3,421)     (9,173)     (2,959)
  Windfall profits tax of affiliate                  10,334          --      10,334          --
  Other income, net                                    (396)       (239)     (1,720)     (1,893)
                                                    -------     -------    --------    --------

    TOTAL INTEREST AND OTHER EXPENSES                18,451       7,678      32,848      17,861
                                                    -------     -------    --------    --------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                15,718      26,242      40,956      54,566

PROVISION FOR INCOME TAXES                            8,185       9,314      15,871      22,432
                                                    -------     -------    --------    --------

INCOME FROM CONTINUING OPERATIONS                     7,533      16,928      25,085      32,134
Preferred and preference stock dividends              1,069       1,137       3,275       3,477
                                                    -------     -------    --------    --------
NET INCOME APPLICABLE TO COMMON STOCK
  FROM CONTINUING OPERATIONS                          6,464      15,791      21,810      28,657
Loss from discontinued operations                        --        (270)         --        (892)
                                                    -------     -------    --------    --------
NET INCOME APPLICABLE TO COMMON STOCK               $ 6,464     $15,521    $ 21,810    $ 27,765
                                                    =======     =======    ========    ========

Average common shares outstanding (thousands)        35,985      33,986      35,454      33,505
NET INCOME PER COMMON SHARE
  Continuing operations                               $0.18     $  0.47       $0.62    $   0.86
  Discontinued operations                                --        (.01)         --        (.03)
                                                    -------     -------    --------    --------
    Total                                             $0.18     $  0.46       $0.62    $   0.83
                                                    =======     =======    ========    ========

DIVIDENDS PER COMMON SHARE                            $0.23     $  0.23       $0.69    $   0.69
                                                    =======     =======    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------------

                                                                      1997       1996
                                                                      ----       ----
OPERATING ACTIVITIES:
NET INCOME                                                          $ 25,085    $ 31,242
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                       27,001      24,612
  Gain on New Mexico settlement                                           --     (10,372)
  Equity loss (earnings) of affiliates                                 1,161      (2,959)
  Proceeds from sales of properties                                    8,705       2,517
  Gain on sale of properties                                          (3,662)     (1,245)
  Improvements to property under development                          (1,011)       (843)
  Deferred income taxes and investment tax credits, net                6,196      14,609
  Allowance for funds used during construction
   (AFUDC)                                                            (2,072)     (2,237)
  Changes in assets and liabilities, net of
   effect of New Mexico settlement and acquisitions:
     Accounts receivable and unbilled revenues                        (4,366)    (12,302)
     Prepaid and other current assets                                 (6,609)       (847)
     Prepaid employee benefits                                        (3,080)     (2,797)
     Regulatory assets                                                (5,111)     (5,912)
     Accounts payable and other current liabilities                     (561)        450
     Accrued taxes                                                    10,701        (450)
     Accrued interest and dividends                                      741       3,383
     Other, net                                                        2,153      (5,177)
                                                                      ------      ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                           55,271      31,672
                                                                      ------      ------
INVESTING ACTIVITIES:
  Additions to utility plant (excludes AFUDC)                        (48,497)    (43,245)
  Additions to real estate and other investments                     (17,500)     (4,459)
  Investment in Northumbrian Partnership                                  --     (61,792)
  Proceeds from New Mexico settlement                                     --      31,670
  Acquisitions, net of cash received                                      --      (6,794)
  Investments in service contracts                                        --      (5,500)
  Change in restricted cash                                          (11,699)     19,837
                                                                      ------      ------
  NET CASH USED IN INVESTING ACTIVITIES                              (77,696)    (70,283)
                                                                      ------      ------
FINANCING ACTIVITIES:
  Change in notes payable                                            (20,200)     34,225
  Additional long-term debt                                           60,368      30,538
  Reduction in preferred stock and long-term debt                    (18,539)    (13,495)
  Issuance of common stock                                            19,723      14,147
  Dividends on common stock                                          (24,341)    (22,716)
  Dividends on preferred and preference stock                         (3,275)     (3,477)
  Net contributions and advances for construction                      5,711       4,041
                                                                      ------     -------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                           19,447      43,263
                                                                      ------     -------

NET (DECREASE) INCREASE IN CASH AND CASH  EQUIVALENTS                 (2,978)      4,652
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       8,961       4,529
                                                                      ------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  5,983    $  9,181
                                                                      ======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------------
                                                                      1997          1996
                                                                      ----          ----
Supplemental disclosures of cash flow information:

        Interest (net of amount capitalized)                          $32,098       $29,321
        Income taxes paid                                               3,608         5,232


Supplemental disclosures of non-cash transactions:

Additional common stock was issued upon the conversion of 359,294 and 351,158 shares of preference stock valued at $5 million and $4.8 million during 1997 and 1996, respectively.

In connection with the New Mexico settlement in the first quarter of 1996, liabilities of $20.2 million were transferred to the city of Rio Rancho.

In connection with the acquisitions of Matchaponix and Princeton Meadows in the second quarter of 1996, the Company forgave a $5 million note receivable and assumed liabilities of $5.2 million.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

NOTE 2 - INVESTMENT IN NORTHUMBRIAN PARTNERSHIP
-----------------------------------------------

     On June 28, 1996, United Water and Lyonnaise Europe plc formed the Northumbrian Partnership (the Partnership), an equal partnership which has acquired a 20% interest in Northumbrian Water Group Plc, the fifth largest investor-owned water company (by population served) in the United Kingdom. United Water's share of the Partnership's earnings is included in Equity Earnings of Affiliates in the Statement of Consolidated Income.

NOTE 3 - INVESTMENT IN JMM OPERATIONAL SERVICES
-----------------------------------------------

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

WINDFALL PROFITS TAX
--------------------

     United Water has a 10% ownership interest in Northumbrian Water Group (Northumbrian), a major investor-owned water services company in the United Kingdom. The United Kingdom's new Labor Government imposed a one-time "windfall profits" tax on privatized utilities in the third quarter of 1997. The levying of this one-time tax negatively impacted the Company's third quarter earnings from its investment in Northumbrian by 36 cents per share, which was partially offset by a change in the deferred tax rate of seven cents per share. The result was a net impact of 29 cents per share. The imposition of this tax had been factored into the Company's financial analysis at the time of its investment in Northumbrian and was considered in determining the purchase price. The tax will not have an effect on United Water's cash flow or its ability to pay dividends nor will it affect the long-term benefit the Company derives from its investment in Northumbrian.

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

     United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York participate in a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of September 30, 1997, $38.9 million of proceeds from these financings have not yet been disbursed to the Company and are included in the Consolidated Balance Sheet as Restricted Cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

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

     In June 1997, United Water issued $40 million of 7.45%-7.9% Senior Notes ($15 million due 2007 and $25 million due 2022). Proceeds from the notes were used to refinance existing short-term debt of the Company.

     In August 1997, United Waterworks issued $20 million of 5.3% tax-exempt Water Resource Development Revenue Bonds, due 2027, through the Idaho Water Resource Board. The proceeds will be used to finance a portion of the costs of certain facilities to be owned by United Water Idaho (a subsidiary of United Waterworks) and used for the public distribution of water.

     In December 1994, United Waterworks entered into a medium-term note program that will enable United Waterworks to issue up to $75 million of debt with terms ranging from 9 months to 30 years. The interest rates will be set as notes are issued under the program. In October 1997, United Waterworks issued $15 million of notes under this program, at a rate of 6.8%, with the full amount maturing in 2007. The first $10 million of notes under this program were issued in 1995. The proceeds were used to redeem outstanding notes payable.

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

     At September 30, 1997, United Water had cash and cash equivalents of $6 million (excluding restricted cash) and unused short-term bank lines of credit of $158.4 million. Management expects that unused credit lines currently available, cash flows from operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

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

     During 1996, the Company's regulated utilities received ten rate settlement awards with an aggregate annual rate revenue increase of $11.1 million. An estimated $4.2 million of this amount was reflected in 1996's revenues while the remaining $6.9 million of carryover impact of the rate awards received in 1996 is expected to increase revenues in 1997. Eight rate settlements were awarded to the Company's regulated utilities during 1997 with an aggregate annual rate revenue increase of $7.5 million. An estimated $5.2 million of this amount will be reflected in 1997's revenues.

     At the end of September 1997, there were seven rate cases pending in which the Company has requested an aggregate annual rate increase of $7.4 million. The most significant rate case pending was filed by United Water Pennsylvania. In May 1997, United Water Pennsylvania filed for rate relief in the amount of $3 million, or a 15.4% increase in revenues. The rate filing includes postretirement benefit costs and a proposed change to monthly billing of all customers. Hearings are expected to take place during the fourth quarter.

     Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested, primarily due to circumstances that change while the rate case is being processed. The Company expects to file additional rate cases in 1997 but does not expect that those rate awards, if received in 1997, will have a significant impact on revenues in 1997.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------------------------------------

OVERVIEW

     United Water's net income applicable to common stock for the third quarter of 1997 decreased to $6.5 million from $15.5 million in the comparable period in 1996. Net income per common share for the third quarter of 1997 was 18 cents as compared to 46 cents for the same period last year. Utility investments, which include the Northumbrian Partnership, contributed 24 cents per share in 1997 compared with 52 cents per share in 1996. Earnings for 1997 include a 29 cents per share charge resulting from the "windfall profits" tax in the United Kingdom. Results for 1997 and 1996 included six cents and seven cents, respectively, for corporate charges primarily for interest and preferred and preference dividends.

OPERATING REVENUES

     The $1.8 million increase in revenues from the same period in 1996 was attributable to the following factors:


          (thousands of dollars)             Increase (Decrease)
          ------------------------------------------------------
          Utilities:
            Rate awards                      $ 3,041    3.1%
            Consumption                        1,016    1.1%
            Growth                                28    0.0%
          Real estate                         (1,387)  (1.4%)
          Other operations                      (879)  (0.9%)
          ------------------------------------------------------
                                             $ 1,819    1.9%
          ------------------------------------------------------

     The 3.1% increase in revenues from rate awards in the third quarter of 1997 includes the impact of 1996 and current year increases for several of the Company's operating utilities. The increase in revenues due to consumption is primarily attributable to favorable weather conditions in several service areas
during the third quarter of 1997.   The 1.4% decrease in real estate revenues
was mainly due to five property sales in 1997 compared with ten property sales for the same period in 1996. The decrease in other operations is primarily due to a lower number of meter installations, partially offset by revenues from public-private partnerships.


OPERATING EXPENSES

     The increase in operating expenses from the same period in 1996 is due to the following:

          (thousands of dollars)                   Increase
          ---------------------------------------------------
          Operation and maintenance                $292  0.7%
          Depreciation and amortization             707  8.9%
          General taxes                             571  4.3%
          ---------------------------------------------------

    The $707,000 increase in depreciation and amortization was primarily attributable to utility plant additions by United Waterworks' utility subsidiaries.

General taxes increased $571,000 primarily due to higher franchise and gross receipts taxes in utility operations.

-------------------------------------------------------------

INCOME TAXES

    The effective income tax rates on income before preferred and preference stock dividends were 50.3% and 34.7% in the third quarter of 1997 and 1996, respectively. The increase in the effective rate is primarily attributable to the tax treatment of the earnings from the Northumbrian Partnership, which includes the effect of the "windfall profits" tax. The Company considers the undistributed earnings to be permanently reinvested and has not provided deferred taxes on these earnings.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997
------------------------------------------------------------

OVERVIEW

    United Water's net income applicable to common stock for the nine months ended September 30, 1997 decreased to $21.8 million from $27.8 million in the comparable period in 1996. Net income per common share was 62 cents as compared to 83 cents for the same period last year. Results for 1997 included a 29 cents per share charge from the "windfall profits" tax as well as a significant land sale that contributed five cents per share. In 1996, the Company recorded a one-time contribution of 13 cents per share resulting from a condemnation settlement in New Mexico.

OPERATING REVENUES

    The $17.2 million increase in revenues from the same period in 1996 was attributable to the following factors:

          (thousands of dollars)           Increase   (Decrease)
          ------------------------------------------------------

          Utilities:
            Rate awards                    $ 9,418    3.8%
            Consumption                     (1,290)  (0.5%)
            Growth                           2,651    1.0%
          Real estate                        6,268    2.5%
          Other operations                     199    0.1%
          ------------------------------------------------------
                                          $ 17,246    6.9%
          ------------------------------------------------------

      The 3.8% increase in revenues from rate awards includes the impact of 1996 and current year increases for several of the Company's operating utilities. The increase in revenues due to growth is partially attributable to the acquisitions of two utilities in New Jersey in the second quarter of 1996. A decrease in consumption due to unfavorable weather conditions in several service areas partially offset these revenue increases. The 2.5% increase in real estate revenues is primarily due to a significant land sale in the first quarter of 1997. The slight increase in other operations is mainly due to revenues from the public-private partnership with Jersey City which commenced in May 1996, partially offset by a lower number of meter installations.

OPERATING EXPENSES

     The increase in operating expenses from the same period in 1996 is due to the following:

          (thousands of dollars)             Increase
         --------------------------------------------------------
          Operation and maintenance         $11,716        10.0%
          Depreciation and amortization       2,723        11.7%
          General taxes                       1,430         3.8%
          -------------------------------------------------------

    The $11.7 million increase in operation and maintenance expenses was due primarily to an increase in the costs associated with land sales in 1997, expenses incurred as a result of the commencement of the public-private partnership with Jersey City in the second quarter of 1996, higher outside services and employee benefits costs at several of the Company's subsidiaries and additional operating expenses incurred relating to the acquisitions of two utilities in New Jersey in May 1996. These were partially offset by lower meter installation costs.

------------------------------------------------------------

    The $2.7 million increase in depreciation and amortization was primarily attributable to utility plant additions by United Waterworks' utility subsidiaries, as well as amortization attributable to the service contract in Jersey City.

    General taxes increased $1.4 million primarily due to higher real estate, franchise and gross receipts taxes in utility operations.

EQUITY EARNINGS IN AFFILIATES

    The $6.2 million increase in equity earnings of affiliates was mainly due to a $7 million increase in earnings from the Northumbrian Partnership which was formed in June 1996, partially offset by lower earnings from other equity investments.

INCOME TAXES

    The effective income tax rates on income before preferred and preference stock dividends were 37.2% and 40.0% in the first nine months of 1997 and 1996, respectively. The decrease in the effective rate is primarily attributable to the impact of the New Mexico settlement in the first quarter of 1996 and the tax treatment of the earnings from the Northumbrian Partnership, which is offset by the effect of the "windfall profits" tax. The Company considers the undistributed earnings to be permanently reinvested and has not provided deferred taxes on these earnings.

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

------------------------------------------------------------

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

                        PART  II  -  OTHER  INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

       Three suits were filed by Safas Corporation, New Regime Company and Aircraft Engineering Products against United Water, Dundee Water Power & Land Co. (Dundee) and United Water New Jersey in September and November 1994 and May 1995 in the Superior Court of New Jersey, Passaic County. The suits allege that the plaintiffs suffered property damage as a result of an alleged breach in a berm surrounding the Dundee Canal, allowing water to escape. The Dundee Canal is the property of Dundee, a corporation of which United Water owns 50% of the outstanding common stock. North Jersey District Water Supply Commission, the other 50% shareholder, has also been named as a defendant. Initially, the plaintiffs in the Safas and New Regime suits voluntarily dismissed United Water and United Water New Jersey without prejudice from their actions. In August 1995, Safas and New Regime reinstituted their suits against United Water and United Water New Jersey. Plaintiffs, in the aggregate, seek damages of several million dollars. On May 14, 1997, United Water and United Water New Jersey filed a motion for Summary Judgement seeking to be dismissed from the action. The plaintiff filed a motion for partial summary judgement for its claim that Dundee is strictly liable for damage resulting from the breach. Both motions were argued before the Court on July 24, 1997. On July 30, 1997, the Court granted United Water's motion for summary judgement dismissing it from the action, but denied United Water New Jersey's motion for summary judgement. The Court also denied plaintiff's motion for partial summary judgement seeking strict liability. The Order granting summary judgement on behalf of United Water was entered on September 29, 1997. Pursuant to a Case Management Order issued in October 1997, the parties have been directed to complete discovery by December 23, 1997. Trial is scheduled to commence in January of 1998. Both United Water's and the North Jersey District Water Supply Commission's respective policies of insurance name Dundee as an additional insured. The Company is of the opinion that it, United Water New Jersey and Dundee have adequate insurance to cover claims of this nature.

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

     On July 20, 1994, the Townhouse at Lake Isle Home Owners Association, Inc. filed suit against United Water New Rochelle (formerly New Rochelle Water Company), a subsidiary of the Company, in the Supreme Court of the State of New York, Westchester County. The suit seeks to recover for alleged property damage arising out of the repeated leaks in service lines installed in or about 1982 by the developer of a townhouse complex in Eastchester, New York. The bulk of the relief sought by plaintiff involves monetary damages for the cost of replacing the service lines, which belong to the Company. The plaintiff did not seek injunctive relief. A default judgement on the issue of liability was entered against United Water New Rochelle on December 2, 1994. The Company has diligently prosecuted motions to reopen and appeal from the default judgement, on the principal ground that the default resulted from a failure by the Company's insurance carrier and claims processing service provider to timely file an answer to the plaintiff's complaint. To date, motions to vacate the default judgement have not been successful. Following an inquest on the issue of damages, the Court issued a decision, dated December 20, 1996, awarding the plaintiff $1,330,000. The Court subsequently partially vacated its December 20, 1996 decision on the ground that the relief granted exceeded the plaintiff's original demand and reduced the award to $805,000. On October 7, 1997, the Court entered a judgement in favor of the plaintiff in the

-----------------

amount of $862,758, which included interest from December 20, 1996. The Company has filed a Notice of Appeal from the judgement, and is also appealing prior decisions on its motions to vacate the default judgement. The Company believes that it has meritorious arguments on appeal and on the original matter, should it be reopened. Further, the Company expects to seek reimbursement from third parties of any ultimate liability resulting in this matter. Management believes the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

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



                              UNITED  WATER  RESOURCES  INC.
                              ------------------------------
                                       (Registrant)



Date:  November 10, 1997              By JOHN J. TURNER
       -----------------     --------------------------------
                                         (Signature)
                                       John J. Turner
                                          Treasurer

                                DULY  AUTHORIZED  AND  CHIEF
                                    ACCOUNTING  OFFICER