Form 10-K405
period 1997-12-31
UNITED WATER RESOURCES INC
filed 1998-03-25
CIK 715969

                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            Washington, D.C.  20549

                                   FORM 10-K

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                            -----------------
                                       OR
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period ______________ to _____________

                           Commission File No. 1-8586
                                               ------

                          UNITED WATER RESOURCES INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEW JERSEY                            22-2441477
      -----------------------                  ----------------------
      (State of incorporation)                   (I.R.S. Employer
                                                Identification No.)

   200 OLD HOOK ROAD, HARRINGTON PARK, N.J.                 07640
---------------------------------------------               -----
   (Address of principal executive office)                (Zip Code)


Registrant's telephone number, including area code:  201-784-9434
                                                     ------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                         Name of Each Exchange
         Title of Each Class                              on Which Registered
         -------------------                             ---------------------
    Common Stock (No par value)                         New York Stock Exchange
    Outstanding at February 28, 1998 - 36,386,537
                                       ----------

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
                                               ------------     -------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At February 28, 1998, the registrant's Common Stock, no par value, held by non-affiliates had an aggregate market value of $ 500,279,887. See Item 13.
                                                 ------------

     The following document is incorporated by reference in this Form 10-K:

          United Water Resources Inc. Proxy Statement to be filed in connection with the Registrant's Annual Meeting tentatively to be held on May 11, 1998 as to Part III, items 10, 11, 12, and 13.

                                     PART I
                                     ------

ITEM 1.   BUSINESS
-------   --------
(a)  GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

     United Water Resources Inc. (United Water, or the Company) is a New Jersey corporation that was incorporated on February 25, 1983 and has its principal office at 200 Old Hook Road, Harrington Park, New Jersey 07640. On April 22, 1994, United Water completed a merger (the Merger) with GWC Corporation (GWC), in which United Water was the surviving corporation. GWC's principal assets included 100% of the stock of General Waterworks Corporation (now known as United Waterworks Inc.), which currently owns regulated water and wastewater utilities operating in 13 states. The Merger was accounted for under the purchase method of accounting.

     United Water's principal utility subsidiaries, United Water New Jersey Inc., United Water New York Inc. and the utility subsidiaries of United Waterworks, provide water and wastewater services to approximately two million people in 13 states, with more than half of the Company's utility operations located in northeastern New Jersey and southeastern New York. United Water New Jersey was incorporated by an act of the New Jersey Legislature in 1869. United Water New York was incorporated under the laws of New York in 1893 and is wholly-owned by United Water New Jersey. United Waterworks was incorporated under the laws of Delaware in 1942. Other significant wholly-owned subsidiaries of United Water include: United Properties Group (United Properties), which is engaged in real estate activities, including commercial rentals, land development and sales, golf course operations and consulting services; United Water Mid-Atlantic, whose subsidiaries own and operate water and wastewater systems; United Water UK Limited, an equal partner with Lyonnaise Europe in the Northumbrian Partnership (the Partnership), which has acquired a 20% interest in Northumbrian Water Group plc (NWG), a major investor-owned water and wastewater company in the United Kingdom; United Water


--------------------------------------------------------------------------------
NOTE: In addition to the historical information contained herein, this report contains a number of "forward-looking statements," within the meaning of the Securities Exchange Act of 1934. Such statements address future events and conditions concerning, among other things, the adequacy of water supply and utility plant, capital expenditures, earnings on assets, resolution and impact of litigation, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those projected in such statements, by reason of factors including, without limitation, general economic conditions, competition, actions by regulators and other governmental authorities, and technological developments affecting the Company's operations, markets, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission, including this report.

USA Inc. (United Water USA) which owns a 50% stake in United Water Services LLC (United Water Services-described below); and United Water Canada Inc. (United Water Canada) and United Water Mexico Inc. (United Water Mexico) which own a 30% and 20% interest in United Water Services Canada and United Water Services Mexico, respectively. In addition, the Company has entered into "public-private partnerships" with the cities of Hoboken and Jersey City, New Jersey, whereby the municipalities retain ownership of their systems while the Company operates and maintains them.

     On June 28, 1996, United Water UK Limited and Lyonnaise Europe, a wholly-owned subsidiary of Suez Lyonnaise des Eaux, formed the Partnership, which has acquired a 20% interest in NWG. United Water's initial $62 million investment in the Partnership was made through its wholly-owned subsidiary in the United Kingdom, United Water UK Limited. Investment in the Partnership was $78.7 million and $74.9 million at December 31, 1997 and 1996, respectively, and is included in equity investments in the consolidated balance sheet. United Water's share of the Partnership's earnings, which totaled $13.6 million and $6 million in 1997 and 1996, respectively, is included in equity earnings of affiliates in the accompanying statement of consolidated income.

     During 1997, the United Kingdom's new Labor Government imposed a one-time "windfall profits" tax on privatized utilities. The levying of this one-time tax negatively impacted the Company's earnings from its investment in NWG by $13.1 million, which was partially offset by a reduction in deferred taxes of $2.8 million, which resulted from a change in the UK corporate income tax rate from 33% to 31%. The result was a net loss of $10.3 million. The imposition of this tax had been factored into the Company's financial analysis at the time of its investment in NWG and was considered in determining the purchase price. The tax will not have an effect on United Water's cash flow or ability to pay dividends, nor will it affect the long-term benefit the Company expects to derive from its investment in NWG.

     On July 28, 1997, United Water Services (formerly the United Water Resources-Lyonnaise des Eaux Partnership), an entity owned by subsidiaries of United Water and Suez Lyonnaise des Eaux (formerly Lyonnaise des Eaux), acquired Montgomery Watson Inc.'s (Montgomery Watson) 50% stake in JMM Operational Services Inc. (JMM-OSI). As a result, JMM-OSI (now known as United Water Services Inc.) became a wholly-owned subsidiary of United Water Services.
Prior to the restructuring, United Water Services owned a 50% interest in JMM-OSI, and Montgomery Watson owned the remaining 50% interest.

     United Water Services provides contract operations and maintenance services for water and wastewater facilities. During 1997, United Water Services pursued additional contract operations. As a result, in January 1998, United Water Services was awarded a ten-year contract to operate the wastewater systems in Milwaukee, Wisconsin. In addition, United Water Services purchased United Water's meter installation subsidiary, United Metering Inc. (United Metering), for book value of $6.2 million, in December 1997.

     In July 1997, the Company's subsidiaries, United Water Canada and United Water Mexico acquired a 30% and a 20% interest in United Water Services Canada and United Water Services Mexico, respectively.

     At December 31, 1997, United Water had an equity investment of approximately $20.2 million in North America, relating to contract services, including investments in Canada and Mexico. This amount is included in equity investments in the accompanying consolidated balance sheet. United Water's share of earnings in these investments is included in equity earnings of affiliates in the accompanying statement of consolidated income.

     In April 1995, the city of Rio Rancho, New Mexico (the City) and the Company's utility subsidiary, which provided water and wastewater services to customers in Rio Rancho, entered into an original stipulation in settlement of a condemnation action, and on June 30, 1995, the City assumed possession of the operations of the utility subsidiary. The original stipulation was contested by various parties, but the City retained possession of the utility's operations.

     On March 29, 1996, the Company fully settled the condemnation proceeding with the City. Under the terms of the agreement, the Company accepted $67 million for the water and wastewater systems of its New Mexico operations. This transaction resulted in an after-tax gain of $4.3 million which is included in the Company's 1996 earnings. See Item 8, Note 3 to the consolidated financial statements for further details.

     In December 1996, the Company announced its intention to dispose of its environmental testing business, Laboratory Resources, a wholly-owned subsidiary of the Company, closing its operations in Teterboro, New Jersey. Subsequently, in January 1997, it sold its laboratory facility in Brooklyn, Connecticut. The Company has accounted for this disposal in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions".
The subsidiary had been operating in a very competitive environment over a prolonged period of time and had not contributed to the Company's earnings, with net losses of $1.5 million and $2.6 million in 1996 and 1995, respectively. The Company recorded an impairment loss of $1.5 million net of income taxes for its investment in the environmental testing business, which was included in the net loss for the year ended December 31, 1995 (see Item 7, Significant Items- "Impairment of Long-Lived Assets" in the Management's Discussion and Analysis of Financial Condition and Results of Operations below). The operating results of Laboratory Resources prior to the date of discontinuance are shown separately in the accompanying statement of consolidated income and all of the financial statements of prior periods have been restated to reflect the discontinuance of Laboratory Resources' operations. See Item 8, Note 14 to the consolidated financial statements for further details.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------
     See Note 16 to the consolidated financial statements in Item 8 below for segment information.

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

     United Water New Jersey supplies water service to over 177,600 customers in 60 municipalities in the northeastern part of New Jersey, serving most of Bergen County and the northern part of Hudson County. The total population served is about 750,000 persons. United Water New Jersey is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). United Water New Jersey's principal source of water supply is the Hackensack River, with a watershed of 113 square miles, and is supplemented by water diversions from additional streams and rivers, by ground water supplies drawn from wells and by the purchase of water from contiguous water systems. United Water New Jersey also obtains stream flow benefits from its wholly-owned subsidiary, United Water New York, which owns and operates an impounding reservoir, Lake DeForest, on the Hackensack River in Rockland County, New York, and has available additional water supply from the Wanaque South Project. The Wanaque South Project, which was completed in 1987, is a joint undertaking of United Water New Jersey and the North Jersey District Water Supply Commission. United Water New Jersey has a 50% interest in the utility plant of the Wanaque South Project and is responsible for its proportionate share of operating expenses.

     United Water New York supplies water service to over 63,000 customers in Rockland County, New York, and is subject to rate regulation by the New York Public Service Commission (PSC). The total population served is approximately 250,000 persons. United Water New York's principal source of supply is derived from wells and surface supplies, including the Lake DeForest reservoir.

     United Waterworks is a holding company that provides water and wastewater services to a total of approximately 340,000 customers in 13 states through its regulated water and wastewater utility subsidiaries. The utility subsidiaries of United Waterworks serve a total population of about 930,000 persons. Its water utilities obtain water primarily from wells and surface supplies (lakes, ponds, reservoirs and streams), and in a few cases purchase water wholesale from adjoining water systems, generally owned by municipalities. United Waterworks' major water utility subsidiaries are generally not dependent upon water purchased from others, except that United Water New Rochelle, a wholly-owned subsidiary, purchases all of its water from an aqueduct system that is owned by and serves the City of New York. United Waterworks believes that its water utilities have adequate supplies of water for their present requirements, but anticipates making future capital expenditures to expand their sources of water supply, primarily through development of additional wells and expansion of other facilities, to provide for projected increases in future demand because of customer growth.

     Subsidiaries of United Water Mid-Atlantic own and operate several small water and wastewater utility systems that provide water supply, wastewater collection and wastewater transmission services to approximately 6,000 customers primarily in Plainsboro, Vernon Township and Mt. Arlington, New Jersey. United Water Mid-Atlantic's subsidiaries are subject to regulation by the BPU.

     The Company's water business is seasonal, as sales tend to be higher during warm, dry periods. The Company's water utilities operate in some jurisdictions in which water conservation regulations have from time to time been imposed during periods of drought. To date, such regulations are not having a material impact on the Company's results of operations. The Company's water utilities have not experienced any long-term material disruption of service because of contamination of their water supplies; however, the Company cannot predict what effect such events, should they occur, would have on its business.

     The following table sets forth information concerning United Water's water and wastewater utility operations, particularly the operations of the nine larger utilities which in 1997 accounted for 83.9% of United Water's utility customers, 91.4% of United Water's utility operating revenues and 91.7% of United Water's net investment in utility plant.


-----------------------------------------------------------------------
                                      # of Customers at     1997
Major Utility Operations                Dec. 31, 1997     Revenues
-----------------------------------------------------------------------
                                                        (in thousands)
   United Water New Jersey                      177,600    $121,628
   United Water New York                         63,000      42,613
   United Waterworks Subsidiaries:
     United Water Florida                        50,922      25,455
     United Water Idaho                          57,730      22,064
     United Water Pennsylvania                   46,482      19,064
     United Water New Rochelle                   30,207      18,010
     United Water Delaware                       32,152      16,574
     United Water Toms River                     44,813      14,153
     United Water Arkansas                       19,195       6,775
-----------------------------------------------------------------------
Subtotal                                        522,101     286,336
Other utility operations                        100,302      27,010
-----------------------------------------------------------------------
   Total utility operations                     622,403    $313,346
-----------------------------------------------------------------------


     The Company's water utility subsidiaries chemically and physically treat, filter or otherwise improve the quality of the water. Treated water is distributed to customers through the utility subsidiaries' distribution mains, assisted by pumping facilities where necessary. The Company's utility operations provide water that meets or surpasses the minimum standards of the Federal Safe Drinking Water Act (SDWA) of 1974, as amended.

     Customers.  In 1997, the Company's utility revenues were derived as
     ---------
follows: 62% from residential customers, 26% from commercial customers, 8% from industrial customers and 4% from fire protection customers. Of the Company's 595,364 water utility customers at December 31, 1997, 533,645 (90%) were residential customers, 53,327 (9%) were commercial customers and 8,392 (1%) were industrial customers. The Company also had 27,039 wastewater customers at December 31, 1997, many of whom were also water customers of the Company. The Company does not depend on any single customer, because no single customer accounted for more than 10% of the Company's consolidated utility revenues in 1997.

     Capital Expenditures.  The Company's additions to utility plant were $83.3
     --------------------
million in 1997 as compared to $74.6 million in 1996. For a discussion of the Company's capital expenditures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

     Competition and Franchises.  Substantially all of the Company's utility
     --------------------------
subsidiaries serve an area or areas in which the subsidiaries own and operate the sole public water or wastewater system. Accordingly, the Company's utility businesses are, in most cases, free from direct competition. The Company believes that its utility subsidiaries possess, with relatively minor exceptions and qualifications, such governmental franchises, water rights, licenses and permits as are necessary for the continuation of the water and wastewater operations as now conducted. Many such franchises, rights, licenses and permits are perpetual and others are expected to be renewed as they expire. The Company's utility subsidiaries derive their rights to install and maintain distribution mains under streets and other public places from statutes, municipal ordinances and permits from state and local authorities. In most cases, these rights are non-exclusive.

     Governmental Acquisition.  In most of the states in which the Company has
     ------------------------
water or wastewater operations, there exists the right of governmental acquisition. The price to be paid under condemnation is usually determined in accordance with the eminent domain statutes of the state governing the taking of land or other property by condemnation, which statutes generally provide for the payment of a price which reflects the fair value of the condemned property. A condemnation action was commenced in 1994 against United Waterworks' water and wastewater utility subsidiary in New Mexico and was settled in 1996. See Item 8, Note 3 to the consolidated financial statements, below.

     Rate Matters.   The Company's utility subsidiaries are subject to
     ------------
regulation by state regulatory commissions (or, in one case, by a local authority) having jurisdiction over their respective service areas with regard to rates, services, safety, accounting, issuance of securities, changes in ownership, control or organization and other matters. The rates charged by the Company's utility subsidiaries are fixed by the regulatory authority having jurisdiction over the respective utility. The Company's present rate structure consists of various rate and service classifications. The profitability of the Company's utility subsidiaries is to a large extent dependent upon the timeliness and adequacy of the rate relief allowed by regulatory authorities. Accordingly, the Company maintains a centralized rate management staff which monitors expense increases, capital expenditures and other factors affecting the financial performance of its utility subsidiaries and prepares, files and litigates rate cases. In certain jurisdictions, procedures have been established by the utility regulatory authorities to permit a more rapid, and less costly, recovery of certain expense increases. The Company believes that all of its regulated utilities are in compliance in all material respects with the appropriate state regulations. For a discussion of rate increases granted to the Company's utility subsidiaries in 1997 as well as other rate matters, see
Item 8, Note 11 to the consolidated financial statements, below.

NON-REGULATED OPERATIONS
------------------------

     Several of the Company's subsidiaries are engaged in activities which are not subject to regulation of rates, service and similar matters by state public utility commissions. The Company's principal non-regulated operations include
(a) United Properties, a subsidiary engaged in real estate activities, (b) a 50% investment in the Northumbrian Partnership, which acquired a 20% interest in Northumbrian Water Group plc in the United Kingdom, and (c) a 50% investment in a joint venture partnership with Suez Lyonnaise des Eaux which, in turn, owns 100% of United Water Services, which provides operations and management services for water and wastewater treatment facilities.

     United Properties  United Properties is a non-regulated business engaged in
     -----------------
real estate investment and development activities, including commercial office and retail properties, residential and commercial land development and sales, golf course operations and consulting services. United Properties owns a portfolio of real estate located in New Jersey, New York, Delaware, Idaho and Florida. United Properties also provides consulting and advisory services in support of the real estate assets of the other United Water companies.

     Northumbrian Partnership In June 1996, a wholly-owned subsidiary of Untied
     ------------------------
Water, and Lyonnaise Europe, formed the Partnership, which acquired a 20% interest in NWG. The Company accounts for this investment under the equity method of accounting.

     United Water Services  As mentioned above, on July 28, 1997, United Water
     ---------------------
Services, acquired Montgomery Watson's 50% stake in JMM-OSI resulting in United Water Services Inc. becoming a wholly-owned subsidiary of United Water Services.

     United Water Services provides contract operations and maintenance services for water and wastewater facilities. During 1997, United Water Services pursued
additional contract operations.   As a result, in January 1998, United Water
Services was awarded a ten-year contract to operate the wastewater systems in Milwaukee, Wisconsin. In addition, United Water Services purchased United Water's meter installation subsidiary, United Metering, for book value of $6.2 million, in December 1997.

     In July 1997, the Company's subsidiaries, United Water Canada and United Water Mexico, acquired a 30% and a 20% interest in United Water Services Canada and United Water Services Mexico, respectively, which provide contract operations and maintenance services for water and wastewater facilities. The Company's investments in United Water Services, United Water Services Canada and United Water Services Mexico are accounted for under the equity method of accounting.

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

EMPLOYEE RELATIONS
------------------

     The Company and its subsidiaries have approximately 1,400 employees. Subsidiaries of the Company are parties to agreements with labor unions covering approximately 532 employees at 9 locations. During the past five years, the Company has experienced no work stoppages. The Company considers its employee relations to be good.

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

     During 1986, the EPA issued revisions and a timetable for future revisions of its regulations, which resulted in additional and more stringent standards under the SDWA. Although the Company projects that additional expenditures for utility plant will be required as a result of the 1986 amendments to the SDWA, it anticipates that regulatory authorities will allow a recovery of and return on any investment needed. Accordingly, the Company does not expect any significant adverse financial impact from these regulations on the Company's results of operations or financial condition.

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

     Of the projected $277 million (excluding the effects of inflation) aggregate capital expenditures of United Water's utility subsidiaries over the next five years, approximately 25% are estimated to be related to compliance with environmental laws and regulations.

(D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     ----------------------------------------------------------------------
     SALES
     -----

     Northumbrian Partnership In June 1996, a wholly-owned subsidiary of United
     ------------------------
Water, and Lyonnaise Europe, formed the Partnership, which has acquired a 20% interest in NWG. The Company accounts for this investment under the equity method of accounting. See Item 8, Note 2 to the consolidated financial statements, below.

     United Water Services  In July 1997, the Company's subsidiaries, United
     ---------------------
Water Canada and United Water Mexico, acquired a 30% and a 20% interest in United Water Services Canada and United Water Services Mexico, respectively, which provide contract operations and maintenance services for water and wastewater facilities. Results for 1997 were insignificant to the consolidated financial statements. The Company accounts for these investments under the equity method of accounting.

ITEM 2.   PROPERTIES
-------   ----------
REGULATED UTILITY OPERATIONS
----------------------------

     United Water's utility subsidiaries own, operate and maintain a total of 363 wells, 84 water treatment plants, with treatment capacities of up to 200 million gallons per day (MGD), 16 wastewater treatment plants, with treatment capacities of up to 3 MGD, and 219 ground and elevated storage tanks. The Company's utility subsidiaries also own numerous impounding basins, lift stations and purification stations, generally located on land owned by the respective subsidiaries. In addition, the Company's utility subsidiaries own a total of approximately 7,339 miles of water transmission and distribution mains and 328 miles of wastewater collection mains. The water mains and wastewater collection facilities are located in easements and rights-of-way on or under public highways, streets, waterways and other public places pursuant to statutes, municipal ordinances and permits from state and local authorities, or on or under property owned by the respective subsidiaries or occupied under property rights from the owners, which rights are deemed adequate for the purposes for which they are used. In addition, the Company's subsidiaries own pipelines, meters, services, fire hydrants, transportation vehicles, construction equipment, office furniture and equipment, and computer equipment. United Water's subsidiaries own or lease office space at their respective locations.

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

NON-REGULATED OPERATIONS
------------------------

     United Properties owns approximately 629 acres of land held for sale or under development principally in New Jersey and New York 567,671 square feet of office and retail properties. In addition, United Properties owns or holds interests in two golf properties in New Jersey.

ITEM 3.   LEGAL  PROCEEDINGS
-------   ------------------

     Three suits were filed by Safas Corporation, New Regime Company and Aircraft Engineering Products against United Water, Dundee Water Power & Land Co. (Dundee) and United Water New Jersey in September and November 1994 and May 1995 in the Superior Court of New Jersey (the NJ Court), Passaic County. The suits allege that the plaintiffs suffered property damage as a result of an alleged breach in a berm surrounding the Dundee Canal, allowing water to escape. The Dundee Canal is the property of Dundee, a corporation of which United Water owns 50% of the outstanding common stock. North Jersey District Water Supply Commission, the other 50% shareholder, has also been named as a defendant. Initially, the plaintiffs in the Safas and New Regime suits voluntarily dismissed United Water and United Water New Jersey without prejudice from their actions. In August 1995, Safas and New Regime reinstituted their suits against United Water and United Water New Jersey. Plaintiffs, in the aggregate, seek damages of several million dollars. On May 14, 1997, United Water and United Water New Jersey filed a motion for Summary Judgment seeking to be dismissed from the action. The plaintiff filed a motion for partial summary judgment for its claim that Dundee is strictly liable for damage resulting from the breach. Both motions were argued before the NJ Court on July 24, 1997. On July 30, 1997, the NJ Court granted the Company's motion for summary judgment dismissing it from the action, but denied United Water New Jersey's motion for summary judgment. The NJ Court also denied plaintiff's motion for partial summary judgment seeking strict liability. The Order granting summary judgment on behalf of the Company was entered on September 29, 1997. The case proceeded to trial on January 20, 1998 against Dundee, United Water New Jersey and North Jersey District Water Supply Commission. On January 26 and 27, 1998, settlements totaling $4,767,447 were reached with all of the plaintiffs and were placed on the record. This amount will be paid by the insurance carriers for Dundee and North Jersey, it having been acknowledged by all parties that United Water New Jersey was not paying any money toward the settlement. United Water New Jersey was dismissed as a party defendant and the case has now been concluded.

     United Water Delaware (formerly Wilmington Suburban Water Corporation), a subsidiary of United Waterworks, was the subject of a Criminal Violation Notice issued by New Castle County, Delaware Department of Public Works (the Notice). The Notice, dated April 15, 1992, describes the violation as an illegal placement of fill in a floodplain in contravention of the New Castle County Zoning and Drainage Codes. United Water Delaware alleges that the illegal fill was placed on land it owns by one or more third parties without the knowledge or approval of United Water Delaware. Violation notice forms were also issued to other similarly situated property owners, and United Water Delaware has taken part in many discussions concerning the level of participation by all such parties in a remediation. An application for approval of a remediation plan was submitted to the New Castle County Department of Planning on May 26, 1995 and the County accepted this proposal on September 1, 1995. United Water Delaware and New Castle County entered into a Release and Settlement Agreement (the Agreement) dated April 9, 1996. Pursuant to the Agreement, New Castle County had withdrawn the Notice against United Water Delaware. The withdrawal of the Notice was conditioned on United Water Delaware undertaking in good faith to implement the remediation plan. As of April 15, 1997, certain conditions precedent to the Company's obligation to complete the remediation work had not been fulfilled by New Castle County. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

     On October 28, 1994, IU International Corporation (IU) filed suit in the Superior Court of the State of Delaware against United Waterworks alleging breach of contract and seeking reimbursement from United Waterworks of more than $3 million, as well as interest thereon. IU's claim is based on certain tax indemnifications that were part of a stock purchase agreement entered into by IU, Lyonnaise American Holding, Inc. (LAH), United Waterworks and GWC Corporation (former parent of United Waterworks) in connection with the 1982 purchase of 50% of the outstanding common stock of United Waterworks by LAH. On June 16, 1995, United Waterworks, LAH and IU entered into a settlement agreement pursuant to which United Waterworks agreed to pay IU $800,000 on the date of execution of such agreement. In addition, United Waterworks agreed to pay IU an additional amount of up to approximately $1.15 million plus interest thereon (such interest commencing as of September 15, 1993) at United Waterworks' average short-term borrowing rate. Such payments become due in the event and at the time that certain tax benefits previously claimed by United Waterworks with respect to its 1992 tax year reach "finality" through the running of the statute of limitations on the 1992 tax year or when it is determined that such tax benefits are allowable by the Internal Revenue Service. On June 16, 1995, United Waterworks paid $800,000 to IU. Pursuant to the settlement agreement, on June 30, 1995, the parties filed with the court a stipulation of dismissal of the lawsuit with prejudice. On September 15, 1996, the statute of limitations expired with respect to the 1992 tax year. As a result, on November 19, 1996, United Waterworks paid IU $977,000 of the $1.15 million. The remaining balance was paid on April 16, 1997.

     A class action lawsuit was filed in the Supreme Court of the State of New York, New York County, on May 28, 1996 by Steven Tagliaferri and John Ambroselli, individually and on behalf of a class of employees (Plaintiffs) against United Metering Inc., an affiliate of United Water Services, for breach of contract. Plaintiffs claim that United Metering failed to comply with prevailing wage rate regulations in connection with work performed pursuant to certain public works contracts awarded by the New York City Department of Environmental Protection. The damages sought are in excess of $600,000. United

Metering filed a response denying Plaintiffs' claims and made a motion for summary judgement seeking dismissal of the lawsuit. Oral argument on such motion was held on March 14, 1997 and on April 1, 1997, a decision was issued granting United Metering's motion to dismiss the lawsuit. Plaintiffs have appealed the decision to the Appellate Division of the Supreme Court of the State of New York. No date has been set by the Court to hear appellate arguments. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

          On July 20, 1994, the Townhouse at Lake Isle Home Owners Association, Inc. filed suit against United Water New Rochelle (formerly New Rochelle Water Company), a subsidiary of United Waterworks, in the Supreme Court of the State of New York, Westchester County (the Westchester Court). The suit seeks to recover for alleged property damage arising out of repeated leaks in service lines installed in or about 1982 by the developer of a townhouse complex in Eastchester, New York. The bulk of the relief sought by the plaintiff involves monetary damages for the cost of replacing the service lines, which belong to United Water New Rochelle. The plaintiff did not seek injunctive relief. A default judgment on the issue of liability was entered against United Water New Rochelle on December 2, 1994. United Water New Rochelle has diligently prosecuted motions to reopen and appeal from the default judgment, on the principal ground that the default resulted from a failure by United Water New Rochelle's insurance carrier and claims processing service provider to timely file an answer to the plaintiff's complaint. To date, motions to vacate the default judgment have not been successful. Following an inquest on the issue of damages, the Westchester Court issued a decision, dated December 20, 1996, awarding the plaintiff $1,330,000. The Westchester Court subsequently partially vacated its December 20, 1996 decision on the ground that the relief granted exceeded the plaintiff's original demand and reduced the award to $805,000. On October 7, 1997, the Westchester Court entered a judgment in favor of the plaintiff in the amount of $862,758, which included interest from December 20, 1996. United Water New Rochelle has filed a Notice of Appeal from the judgment, and is also appealing prior decisions on its motions to vacate the default judgment. United Water New Rochelle believes that it has meritorious arguments on appeal and on the original matter, should it be reopened. Further, United Water New Rochelle is seeking reimbursement from third parties of any ultimate liability resulting in this matter. Management believes the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

     United Water Toms River, a wholly-owned subsidiary of United Waterworks, has been approached by counsel for several families in its franchise area to notify them that counsel is considering filing a class action lawsuit naming United Water Toms River as one of at least three defendants alleging personal injuries sustained as a result of contaminated water being delivered to the potential plaintiffs. While suit has not been filed, counsel has reviewed testing data accumulated by the New Jersey Department of Environmental Protection and United Water Toms River which shows that United Water Toms River has delivered water to its customers in complete conformance with all applicable federal and state water quality standards. An agreement tolling the statute of limitations for at least one year has been signed with the potential plaintiffs. Company counsel and officials continue in a dialogue with counsel for the potential plaintiffs and other potential defendants.

     United Water is not a party to any other litigation other than routine litigation incidental to the business of United Water. None of such litigation, either individually or in the aggregate, is material to the business of United Water.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-------   -----------------------------------------------------------
     During the fourth quarter of 1997, there were no matters submitted to a vote of security holders.

                                    PART II
                                    -------

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
-------   ------------------------------------------------------------------
          MATTERS
          -------

     United Water's common stock is traded on the New York Stock Exchange under the symbol UWR. The high and low sales prices for United Water's common stock for 1997, 1996 and 1995 and the dividends paid on the common stock in each quarter were as follows:


(dollars)                 STOCK PRICE   DIVIDEND
------------------------------------------------
QUARTER            HIGH         LOW
------------------------------------------------
1997    Fourth   $19.750      $16.000      $.23
        Third     19.813       17.000       .23
        Second    19.375       16.375       .23
        First     18.500       15.000       .23
-----------------------------------------------
1996    Fourth   $16.625      $14.625      $.23
        Third     17.500       12.750       .23
        Second    13.500       12.000       .23
        First     13.250       12.000       .23
-----------------------------------------------
1995    Fourth   $13.000      $11.750      $.23
        Third     13.500       12.500       .23
        Second    14.125       12.875       .23
        First     14.125       12.500       .23


The high and low stock prices from January 1 to February 28, 1998, were $19.875 and $17.500. There were 18,205 holders of record of United Water's common stock as of February 28, 1998.

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

ITEM 6.    SELECTED  FINANCIAL  DATA
-------   --------------------------

                                                                  Year ended December 31,
------------------------------------------------------------------------------------------------------------
(thousands of dollars except per share data)         1997         1996        1995        1994       1993
------------------------------------------------------------------------------------------------------------
Income Statement Data
---------------------

Operating revenues                                $  351,409   $  332,045  $  319,536  $  284,767   $191,703

Operating income                                      95,644       95,699      82,183      83,847     56,500

Net income applicable to
   common stock                                       29,331       34,010      17,343      27,887     19,978

Net income per common share                              .83         1.01         .54        1.01       1.03

Net income per common share-
   assuming dilution                                     .83         1.00         .54        1.01       1.03

Dividends paid per share                                 .92          .92         .92         .92        .92
============================================================================================================
Balance Sheet Data (at end of period)
-------------------------------------

Total assets                                      $1,658,342   $1,582,097  $1,516,708  $1,457,427   $740,526

Long-term debt                                       622,737      558,093     558,658     505,204    276,753

Preferred stock
   without mandatory redemption                        9,000        9,000       9,000       9,000      9,000

Preferred and preference stock
   with mandatory redemption                          86,579       93,261      98,091      98,173     23,840
------------------------------------------------------------------------------------------------------------

Operating revenues and operating income represent results from continuing operations. Prior year amounts have been restated to conform with current year presentation.

The Merger of United Water with GWC, which occurred on April 22, 1994, affects the comparability of the information presented in the Selected Financial Data for the 1994, 1995, 1996 and 1997 fiscal years versus the information for the respective prior years.

ITEM 7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL   CONDITION
-------    -------------------------------------------------------  ----------
           AND  RESULTS  OF  OPERATIONS
           ----------------------------

SIGNIFICANT ITEMS

The following items had a significant impact on the financial results of United Water Resources (United Water, or the Company):

INVESTMENT IN NORTHUMBRIAN PARTNERSHIP

     On June 28, 1996, United Water and Lyonnaise Europe (a wholly-owned subsidiary of Suez Lyonnaise des Eaux) formed the Northumbrian Partnership (the Partnership), an equal partnership which has acquired a 20% interest in Northumbrian Water Group plc (NWG), a major investor-owned water and wastewater company in the United Kingdom. United Water's initial $62 million investment in the Partnership was made through its wholly-owned subsidiary in the United Kingdom, United Water UK Limited. Investment in the Partnership was $78.7 million and $74.9 million at December 31, 1997 and 1996, respectively, and is included in equity investments in the consolidated balance sheet. United Water's share of the Partnership's earnings, which totaled $13.6 million and $6 million in 1997 and 1996, respectively, is included in equity earnings of affiliates in the accompanying statement of consolidated income.

     During 1997, the United Kingdom's new Labor Government imposed a one-time "windfall profits" tax on privatized utilities. The levying of this one-time tax negatively impacted the Company's earnings from its investment in NWG by $13.1 million, which was partially offset by the effect of a change in the tax rate on deferred taxes of $2.8 million. The result was a net impact of $10.3 million. The imposition of this tax had been factored into the Company's financial analysis at the time of its investment in NWG and was considered in determining the purchase price. The tax will not have an effect on United Water's cash flow or ability to pay dividends, nor will it affect the long-term benefit the Company expects to derive from its investment in NWG.

INVESTMENT IN UNITED WATER SERVICES

     On July 28, 1997, United Water Services (formerly the United Water Resources-Lyonnaise des Eaux Partnership), a joint venture between United Water and Suez Lyonnaise des Eaux (formerly Lyonnaise des Eaux) acquired Montgomery Watson's 50% stake in JMM Operational Services (JMM-OSI). As a result, United Water Services Inc. (formerly JMM-OSI) became a wholly-owned subsidiary of United Water Services.

     United Water Services provides contract operations and maintenance services for water and wastewater facilities. During 1997, United Water Services pursued additional contract operations. As a result, in January 1998, United Water Services was awarded a ten-year contract to operate the wastewater systems in Milwaukee, Wisconsin. In addition, United Water Services purchased United Water's meter installation subsidiary, United Metering, for book value of $6.2 million, in December 1997.

     In July 1997, the Company also acquired a 30% and a 20% interest in United Water Services Canada and United Water Services Mexico, respectively.

     At December 31, 1997, United Water had an equity investment of approximately $20.2 million in North America, relating to contract services, including investments in Canada and Mexico. This amount is included in equity investments in the accompanying consolidated balance sheet. United Water's share of earnings in these investments is included in equity earnings of affiliates in the accompanying statement of consolidated income.

DISCONTINUED OPERATIONS

     In December 1996, the Company announced its intention to dispose of its environmental testing business, Laboratory Resources, a wholly-owned subsidiary of the Company, closing its operations in Teterboro, New Jersey. Subsequently, in January 1997, it sold its laboratory facility in Brooklyn, Connecticut. The Company has accounted for this disposal in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions".
The subsidiary had been operating in a very competitive environment over a prolonged period of time and had not contributed to the Company's earnings, with net losses of $1.5 million and $2.6 million in 1996 and 1995, respectively. The Company recorded an impairment loss of $1.5 million net of income taxes for its investment in the environmental testing business, which was included in the net loss for the year ended December 31, 1995 (see "Impairment of Long-Lived Assets" below). The operating results of Laboratory Resources prior to the date of discontinuance are shown separately in the accompanying statement of consolidated income and all of the financial statements of prior periods have been restated to reflect the discontinuance of Laboratory Resources' operations. See Note 14 to the consolidated financial statements for further details.

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

     On March 29, 1996, the Company fully settled the condemnation proceeding with the City. Under the terms of the agreement, the Company accepted $67 million for the water and wastewater systems of its New Mexico operations. This transaction resulted in an after-tax gain of $4.3 million which is included in the Company's 1996 earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

     As shown in the consolidated statement of cash flows, the Company's major uses of cash in 1997 included: $86.8 million of capital expenditures; $37 million of common, preferred and preference dividends paid to shareholders; and a $18.3 million decrease in short-term notes payable. The major sources of funds to meet these cash needs included: a $88.1 million of cash provided by operations; $75.6 million of additional long-term debt; and $25.1 million of proceeds from the issuance of additional shares of common stock.

     Capital expenditures are generally incurred by United Water's utility subsidiaries in connection with the normal upgrading and expansion of existing water and wastewater facilities and to comply with existing environmental regulations. United Water considers its utility plant to be adequate and in good condition. These capital expenditures are necessary to meet growth
requirements and to comply with environmental laws and regulations.   Excluding
the effects of inflation, the capital expenditures of United Water's utility subsidiaries are projected to aggregate $277 million over the next five years, including $62 million and $61 million in 1998 and 1999, respectively. This total includes $178 million for United Waterworks and $95 million for United Water New Jersey and United Water New York. The expenditures related to compliance with environmental laws and regulations are estimated to be approximately 25% of the projected capital expenditures over the 1998-2002 period. To the best of management's knowledge, the Company is in compliance with all major environmental laws and regulations.

     United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Water's regulated utilities participate in a number of tax-exempt financings to fund capital expenditures. The companies draw down funds on these financings as qualified capital expenditures are made. As of December 31, 1997, $34.6 million of proceeds from these financings had not yet been disbursed to the Company and are
included in the consolidated balance sheet as restricted cash.   The amount and
timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital and the ability to meet interest and fixed charge coverage requirements.

     In June 1996, United Water entered into a $30 million long-term note agreement with Credit Lyonnais to partially fund its investment in the Northumbrian Partnership. The loan bears interest at a London Interbank Offered Rate (LIBOR)-based floating rate and is payable in annual installments through June 2006. The Company purchased an offsetting interest rate cap to limit its exposure under this financing to a maximum interest rate of 8.6%. The remainder of the investment was funded through borrowings on United Water's various short-term bank lines of credit.

     In November 1996, United Water New Jersey issued three series of Variable Rate Demand Water Facilities Revenue Refunding Bonds (the Bonds) aggregating $130 million ($50 million due 2025 and $80 million due 2026), through the New Jersey Economic Development Authority (the EDA). Proceeds from the Bonds were used to refund an equal aggregate principal amount of 6%-7% bonds issued by the EDA in 1987 to finance or refinance a portion of the costs of acquiring and constructing certain water transmission, transportation, storage and distribution facilities located in Bergen, Passaic and Hudson counties in New Jersey. During 1997, the Company experienced an average interest rate of 3.2% on the Bonds. In December 1996, the Company purchased a five-year interest rate cap to limit its exposure under this financing to a maximum interest rate of 7%.

     In June 1997, United Water issued $40 million of 7.45%-7.9% Senior Notes ($15 million due 2007 and $25 million due 2022). Proceeds from the notes were used to refinance existing short-term debt of the Company.

     In August 1997, United Waterworks issued $20 million of 5.3% tax-exempt Water Resource Development Revenue Bonds, due 2027, through the Idaho Water Resource Board. The proceeds will be used to finance a portion of the costs of certain facilities to be owned by United Water Idaho (a subsidiary of United Waterworks).

     In December 1994, United Waterworks entered into a medium-term note program that enabled United Waterworks to issue up to $75 million of debt with terms ranging from 9 months to 30 years. The interest rates are set as notes are issued under the program. The first $10 million of notes under this program were issued in 1995. In October 1997, United Waterworks issued $15 million of notes under this program, at a rate of 6.8%, with the full amount maturing in 2007. In February 1998, United Waterworks issued an additional $40 million of notes under this program ($20 million at 6.97% due 2023, $15 million at 7.1% due 2028 and $5 million at 6.9% due 2017). The proceeds were used to redeem outstanding notes payable.

     At December 31, 1997, United Water had cash and cash equivalents of $8.5 million (excluding restricted cash) and unused short-term bank lines of credit of $157.8 million. The Company and a subsidiary are negotiating committed credit line agreements which would provide $135 million of credit lines, including $67.5 million for a five year period at LIBOR-based rates. Management expects that cash flows provided by operations, unused credit lines currently available and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

YEAR 2000 COMPLIANCE

     United Water has assembled a task force to ensure all computer systems and applications are prepared for the year 2000. Since 1994, the Company has been in the process of replacing the core business and operating systems with newer technology. As a result, all systems are scheduled to be year 2000 compliant by
the end of 1998.   All work done in relation to addressing year 2000 compliance has been performed as a by-product of another project. To date, there have been no significant costs associated solely with year 2000 compliance issues. The Company is currently seeking compliance certification from external interface vendors and service providers. An action plan has been developed that will
identify any additional costs and resource commitments required.   The Company
does not believe there will be material future costs associated with year 2000 requirements.

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

     During 1997, the Company's regulated utilities received fifteen rate decisions with an aggregate annual revenue increase of $10.7 million. An estimated $5.6 million of this amount was reflected in 1997's revenues while the remaining $5.1 million is expected to increase revenues in 1998. Current year revenues also reflect the carryover impact of the rate awards granted in 1996 in the amount of $5 million. See Note 11 to the consolidated financial statements for further details.

     In May 1997, United Water Pennsylvania applied for rate relief in the amount of $3 million, or 15.42%, in water revenues. The increase was requested primarily to fund capital investments and meet higher operation and maintenance costs. In January 1998, the Company was granted a favorable decision allowing an increase in revenues of $2.1 million, or 11%.

     At the end of January 1998, there were six rate cases pending in which the Company has requested an aggregate annual rate increase of $5.1 million. The most significant rate case pending was filed by United Water Idaho. In November 1997, United Water Idaho applied to the Idaho Public Utilities Commission for rate relief in the amount of $3.4 million, or 15.47%, in water revenues to meet increased investment in utility plant and higher operation and maintenance costs. A decision is expected before the end of the second quarter of 1998.

     On October 26, 1996, United Water Delaware placed $2.3 million in increased revenues in effect, subject to refund. On July 15, 1997, the Delaware Public Utility Commission granted the Company a permanent rate increase of $1.6 million. On July 16, 1997, the Company filed an appeal and application for a stay of the Commission's Order. On July 29, 1997, the Delaware Superior Court granted a stay of the Commission decision pending the appeal. Management believes that it will prevail in its appeal and any potential refunds will not have a material effect on earnings.

     The Company has requested and received recovery of its regulatory assets for postretirement benefits other than pension as well as the recognition of the current expense for these benefits for the majority of its regulated subsidiaries. The regulatory assets are expected to be recovered over an average period of 15 years. At December 31, 1997, eight regulated subsidiaries were awaiting decisions from the applicable commissions. Management believes it will receive favorable decisions on the pending cases prior to the end of 1998.

     Generally, the rate awards actually received by the Company's operating utilities are less than the amounts requested, primarily due to differing positions of the parties involved and/or updated information provided during the proceedings.

REAL ESTATE ACTIVITIES

     United Properties Group (United Properties) owns a portfolio of real estate located in New Jersey, New York, Delaware, Idaho and Florida, consisting of commercial properties, golf courses and land available for development. United Properties is pursuing joint ventures, sales or direct development opportunities for the various properties in its portfolio. In December 1995, United Properties recorded a $9.4 million pre-tax impairment loss (which was included in the $12.1 million impairment loss recorded by the Company) for various parcels of land located in Orange and Rockland counties, New York, in accordance with SFAS No. 121.

     United Properties expects to spend $29.4 million over the next five years for capital expenditures on its existing real estate portfolio, including $10.6 million and $5.3 million in 1998 and 1999, respectively. Funding for United Properties' activities is anticipated to come from sales of properties, operations of existing commercial properties and golf courses, and proceeds of new financings. The timing of these expenditures will depend upon market conditions and the attainment of necessary approvals.

RESULTS OF OPERATIONS

OVERVIEW

     United Water's net income applicable to common stock for 1997 was $29.3 million, or $.83 per common share, as compared to $34 million, or $1.01 per common share, earned in 1996. Earnings for 1997 included a net $10.3 million charge resulting from the "windfall profits" tax in the United Kingdom. Income from continuing operations and before non-recurring items was $39.7 million, or $1.12 for 1997 compared with $34.1 million, or $1.01 for 1996. This increase was attributable to a $6 million increase in equity earnings of affiliates during 1997, which resulted from a full year of operations in the United Kingdom. Earnings for 1996 included a one-time, after-tax gain of $4.3 million, or $.13 per common share, resulting from a condemnation settlement in New Mexico which was offset by a charge relating to the discontinuance of the Company's environmental testing business.

     United Water's net income applicable to common stock for 1996 was $34 million, or $1.01 per common share, as compared to $17.3 million, or $.54 per common share, earned in 1995. Income from continuing operations and before non-recurring items was $34.1 million, or $1.01 for 1996 compared with $26.6 million, or $.83 for 1995. Earnings for 1996 included a one-time, after-tax gain of $4.3 million, or $.13 per common share, resulting from a condemnation settlement in New Mexico which was offset by a charge relating to the discontinuance of the Company's environmental testing business. Earnings for 1995 included the incurrence of non-cash, pre-tax charges of $12.1 million relating to the write-down of various assets at the Company's real estate and environmental testing businesses as well as a pre-tax charge of $1.5 million for costs associated with an unconsummated business development proposal.

OPERATING REVENUES

     Operating revenues increased $19.4 million, or 5.8%, in 1997 and $12.5 million, or 3.9%, in 1996 from the prior years, as follows:

-----------------------------------------------------------------------------
                                        1997 VS. 1996        1996 vs. 1995
 (thousands of dollars)              INCREASE (DECREASE)  Increase (Decrease)
-----------------------------------------------------------------------------
Utilities:
   Rate awards                       $10,650       3.2%      6,591       2.1%
   Consumption                           137       0.0%     (3,060)     (0.9%)
   Growth                              3,276       1.0%      4,559       1.4%
   Transfer of New
     Mexico Operations                     -         -      (5,990)     (1.9%)
Real estate                            6,306       1.9%      3,336       1.0%
Other operations                      (1,005)     (0.3%)     7,073       2.2%
-----------------------------------------------------------------------------
                                     $19,364       5.8%    $12,509       3.9%
-----------------------------------------------------------------------------

1997 VERSUS 1996

     The 3.2% increase in revenues from rate awards in 1997 includes the impact of ten 1996 and fifteen current year increases for the Company's operating utilities. The increase in revenues due to growth is partially attributable to the acquisitions of two utilities in New Jersey in the second quarter of 1996 as
well as increased customers at several operating utilities.   Real estate
revenues were higher as compared to 1996, primarily due to a $5.8 million increase in property sales, which included a significant land sale, in addition to higher golf course revenues. The $1 million decrease in operating revenues from other operations was primarily attributable to lower revenues from meter installation contracts, partially offset by the benefit of a full year of operations from the public-private partnership with Jersey City, New Jersey, which commenced in May 1996. In December 1997, United Water sold United Metering, its meter installation subsidiary, to United Water Services. As a result, United Water will retain 50% ownership in United Metering.

1996 VERSUS 1995

     The 2.1% increase in revenues from rate awards in 1996 includes the impact of eleven 1995 and ten 1996 increases for the Company's operating utilities. The increase in revenues due to growth is partially attributable to the acquisitions of two utilities in New Jersey in the second quarter of 1996. The transfer of utility operations in Rio Rancho, New Mexico, which occurred in March 1996, and a 0.9% decrease in consumption due to unfavorable weather conditions in several service areas partially offset these revenue increases. Real estate revenues were higher as compared to 1995, primarily due to a $3 million increase in property sales in addition to higher golf course revenues and rental income. The $7.1 million increase in operating revenues from other operations was primarily attributable to the commencement of the public-private partnership with Jersey City, New Jersey, in May 1996, as well as higher revenues from meter installation contracts for the city of New York.

OPERATING EXPENSES

The changes in operating expenses in 1997 as compared to 1996 were as follows:

                 ----------------------------------------------------------
                                                                Total
                 (thousands of dollars)                       Increase
                 ----------------------------------------------------------
                     Operation and
                       maintenance                        $13,069      8.4%
                     Depreciation and
                       amortization                         3,842     12.5%
                     General taxes                          2,508      5.1%
                 ----------------------------------------------------------

The increase in operation and maintenance expenses was due primarily to a $2.6 million increase in the cost of real estate properties sold, $2.4 million in additional operating expenses as a result of a full year of operations of the public-private partnership with Jersey City, higher outside services and employee benefits costs at several of the Company's subsidiaries, and additional operating expenses incurred relating to the acquisitions of two utilities in New Jersey in May 1996. These increases were partially offset by lower costs from meter installation contracts.

     The $3.8 million increase in depreciation and amortization was primarily attributable to utility plant additions by United Waterworks' utility subsidiaries, as well as amortization associated with the service contract in Jersey City .

     General taxes increased $2.5 million, or 5.1%, in 1997 primarily due to higher real estate, franchise and gross receipts taxes in utility operations.

     The changes in operating expenses in 1996 as compared to 1995 were as follows:

---------------------------------------------------------------------------------
                                 Total                          Net of New Mexico
 (thousands of dollars)    Increase (Decrease)   New Mexico    Increase (Decrease)
---------------------------------------------------------------------------------
Operation and
   maintenance            $(3,406)     (2.1%)    $(2,957)      $ (449)      (0.3%)
Depreciation and
   amortization             1,565       5.3%        (776)       2,341        8.0%
General taxes                 834       1.7%        (235)       1,069        2.2%
---------------------------------------------------------------------------------

Operation and maintenance expenses in 1995 included a $12.1 million unusual non-cash charge relating to the write-down of various assets at the Company's real estate and environmental testing businesses. The decrease was offset by an $11.4 million increase in operation and maintenance expenses in 1996 due primarily to $4.5 million in additional operating expenses in connection with the public-private partnership with Jersey City, a $1.8 million increase in the operation and maintenance expenses of the Company's utility subsidiaries due to higher purchased water and chemical costs and $1 million relating to the acquisitions of two utilities in New Jersey in May 1996. Higher cost from meter installation contracts and property sales also contributed to this increase.

     The $2.3 million increase in depreciation and amortization was primarily attributable to utility plant additions by United Waterworks' utility subsidiaries, as well as amortization attributable to the service contract in Jersey City.

     General taxes increased $1.1 million, or 2.2%, in 1996 primarily due to higher real estate and franchise taxes in utility operations.

INTEREST EXPENSE

     Interest expense increased $.4 million, or 0.9% in 1997 as compared to 1996 primarily due to additional long-term debt used to finance the Partnership in the United Kingdom as well as to fund capital expenditures at the utility operations. This was partially offset by a lower interest rate experienced on variable rate bonds resulting from a refinancing in November 1996. Consolidated interest expense increased $2.4 million, or 5.6% in 1996 as compared to 1995 predominantly due to additional long-term debt incurred to finance the Partnership in the United Kingdom as well as to fund capital expenditures at the utility operations.

EQUITY EARNINGS OF AFFILIATES

      The $6 million increase in equity earnings of affiliates was mainly due to a $7.6 million increase in earnings from the Northumbrian Partnership, which was formed in June 1996.

     This increase was partially offset by a $1.4 million decrease in earnings from United Water Services. This decrease was primarily due to business development costs associated with ongoing efforts to expand contract operations. One of the successes which resulted from these efforts came in January 1998, when United Water Services was awarded a ten-year contract, with annual revenues of $30 million, to operate the wastewater systems in Milwaukee, Wisconsin.

OTHER INCOME

     Other income was $1 million lower in 1996 as compared to 1995 primarily due to $838,000 of interest income generated by the remaining $34 million escrow deposit on the transfer of New Mexico operations and a favorable settlement of a $584,000 legal dispute at United Water Toms River in 1995.

INCOME TAXES

     The effective income tax rates on income before preferred and preference
stock dividends were 36.4% in 1997, 36.5% in 1996 and 36.8% in 1995.    An
analysis of income taxes is included in Note 12 to the consolidated financial statements.

NEW ACCOUNTING STANDARDS

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" (EPS), which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement supersedes APB Opinion No. 15, "Earnings per Share". The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. United Water implemented SFAS No. 128
during 1997.   See Note 15 to the consolidated financial statements for further details.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that business segment financial information be reported in the financial statements utilizing the management appoach. The Company believes it is in compliance with this statement. See Note 16 to the consolidated financial statements for segment information.

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

ITEM 8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-------   -----------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
                                                                           PAGE
     Financial Statements:                                                 ----

     Report of Independent Accountants                                       33

     Consolidated Balance Sheet at
        December 31, 1997 and 1996                                           34

     Statement of Consolidated Income for each of the
        years ended December 31, 1997, 1996 and 1995                         35

     Statement of Consolidated Common Equity for each of
        the years ended December 31, 1997, 1996 and 1995                     36

     Statement of Consolidated Cash Flows for each of the
        years ended December 31, 1997, 1996 and 1995                         37

     Statement of Consolidated Capitalization at
        December 31, 1997 and 1996                                           38

     Notes to Consolidated Financial Statements                         39 - 63
     Financial Statement Schedules:
        For the three years ended December 31, 1997
          VIII - Consolidated Valuation and Qualifying Accounts              70

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

                       REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors and Shareholders of
United Water Resources

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United Water Resources and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of United Water Resources' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 1995, the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."



PRICE WATERHOUSE LLP
New York, New York
February 25, 1998

                           CONSOLIDATED BALANCE SHEET
                    UNITED WATER RESOURCES AND SUBSIDIARIES

                                                                                          December 31,
(thousands of dollars)                                                                 1997        1996
-----------------------------------------------------------------------------------------------------------

ASSETS
UTILITY PLANT, including $49,301 and $27,947 under construction                      $1,439,854  $1,349,194
   Less accumulated depreciation                                                        296,820     267,639
                                                                                      1,143,034   1,081,555
UTILITY PLANT ACQUISITION ADJUSTMENTS,
   Less accumulated amortization of $12,328 and $10,776                                  63,026      64,710
REAL ESTATE AND OTHER INVESTMENTS,
   Less accumulated depreciation of $11,497 and $9,909                                   79,487      83,340
EQUITY INVESTMENTS                                                                       99,197      82,433
                                                                                     ----------  ----------
                                                                                        178,684     165,773

CURRENT ASSETS:
   Cash and cash equivalents                                                              8,546       8,961
   Restricted cash                                                                       34,581      27,203
   Accounts receivable and unbilled revenues, less allowance of $2,528 and $2,549        57,723      65,911
   Prepaid and other current assets                                                      11,705      11,681
                                                                                     ----------  ----------
                                                                                        112,555     113,756

DEFERRED CHARGES AND OTHER ASSETS:
   Regulatory assets                                                                     79,748      75,179
   Prepaid employee benefits                                                             21,426      16,139
   Unamortized debt expense                                                              31,019      30,720
   Other deferred charges and assets                                                     28,850      34,265
                                                                                     ----------  ----------
                                                                                        161,043     156,303

                                                                                     $1,658,342  $1,582,097
                                                                                     ==========  ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common stock and retained earnings                                                $  418,601  $  391,490
   Preferred stock without mandatory redemption                                           9,000       9,000
   Preferred stock with mandatory redemption                                             51,838      53,978
   Preference stock, convertible, with mandatory redemption                              34,741      39,283
   Long-term debt                                                                       622,737     558,093
                                                                                     ----------  ----------
                                                                                      1,136,917   1,051,844

CURRENT LIABILITIES:
   Notes payable                                                                         74,925      93,225
   Preferred stock and long-term debt due within one year                                 8,022      29,546
   Accounts payable and other current liabilities                                        40,156      37,594
   Accrued taxes                                                                         26,878      17,690
   Accrued interest and dividends                                                         8,117       8,411
                                                                                     ----------  ----------
                                                                                        158,098     186,466

DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes and investment tax credits                                     183,490     174,530
   Customer advances for construction                                                    27,356      25,259
   Contributions in aid of construction                                                 133,684     126,395
   Other deferred credits and liabilities                                                18,797      17,603
                                                                                     ----------  ----------
                                                                                        363,327     343,787
   Commitments and contingencies (Notes 6 and 11)
                                                                                     ----------  ----------
                                                                                     $1,658,342  $1,582,097
                                                                                     ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        STATEMENT OF CONSOLIDATED INCOME
                    UNITED WATER RESOURCES AND SUBSIDIARIES


-----------------------------------------------------------------------------------
                                                          Years ended December 31,
    (thousands of dollars except per share data)         1997       1996       1995
-----------------------------------------------------------------------------------

OPERATING REVENUES                                     $351,409   $332,045   $319,536
OPERATING EXPENSES:
 Operation and maintenance                              168,947    155,878    159,284
 Depreciation and amortization                           34,694     30,852     29,287
 General taxes                                           52,124     49,616     48,782
                                                       --------   --------   --------
   TOTAL OPERATING EXPENSES                             255,765    236,346    237,353
                                                       --------   --------   --------
OPERATING INCOME                                         95,644     95,699     82,183
INTEREST AND OTHER EXPENSES:
 Interest expense, net of amount capitalized             45,372     44,951     42,548
 Allowance for funds used during construction            (3,397)    (3,355)    (1,855)
 Preferred stock dividends of subsidiaries                2,256      2,277      2,297
 Gain on New Mexico settlement                               --    (10,372)        --
 Windfall profits tax of affiliate                       10,334         --         --
 Equity earnings of affiliates                          (10,647)    (4,617)     2,087
 Other income, net                                       (2,529)    (2,083)    (3,093)
                                                       --------   --------   --------
   TOTAL INTEREST AND OTHER EXPENSES                     41,389     26,801     41,984
                                                       --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                            54,255     68,898     40,199
PROVISION FOR INCOME TAXES                               20,579     25,878     15,439
                                                       --------   --------   --------
INCOME FROM CONTINUING OPERATIONS                        33,676     43,020     24,760
Preferred and preference stock dividends                  4,345      4,613      4,795
                                                       --------   --------   --------
NET INCOME APPLICABLE TO COMMON STOCK
 FROM CONTINUING OPERATIONS                            $ 29,331   $ 38,407   $ 19,965
DISCONTINUED OPERATIONS:
 Loss from discontinued operations, net of income
   tax benefit of $824 in 1996 and $1,235
   in 1995                                                    -     (1,532)    (2,622)
 Loss on disposal of discontinued business, net
   of income tax benefit of $1,543                            -     (2,865)         -
                                                       --------   --------   --------
Loss from discontinued operations                             -     (4,397)    (2,622)
                                                       --------   --------   --------
NET INCOME APPLICABLE TO COMMON STOCK                  $ 29,331   $ 34,010   $ 17,343
                                                       ========   ========   ========
AVERAGE COMMON SHARES OUTSTANDING                        35,492     33,707     31,995
NET INCOME (LOSS) PER COMMON SHARE
 Continuing operations                                 $    .83   $   1.14   $    .62
 Discontinued operations                                      -       (.13)      (.08)
                                                       --------   --------   --------
   TOTAL                                               $    .83   $   1.01   $    .54
                                                       ========   ========   ========

AVERAGE COMMON SHARES OUTSTANDING-ASSUMING DILUTION      37,838     36,218     31,995
NET INCOME (LOSS) PER COMMON SHARE
 Continuing operations                                 $    .83   $   1.12   $    .62
 Discontinued operations                                      -       (.12)      (.08)
                                                       --------   --------   --------
   TOTAL                                               $    .83   $   1.00   $    .54
                                                       ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements

                    STATEMENT OF CONSOLIDATED COMMON EQUITY
                    UNITED WATER RESOURCES AND SUBSIDIARIES

                                                               Common Stock     Cumulative
                                                           Number              Translation  Retained
(thousands)                                               of shares    Amount   Adjustment  Earnings
----------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994                                  31,281  $284,784          --  $ 65,711
  Dividend reinvestment and stock purchase plans               1,599    19,879          --        --
  Net income applicable to common stock                           --        --          --    17,343
  Cash dividends paid on common stock, $.92 per share             --        --          --   (29,415)
----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                                  32,880   304,663          --    53,639
  Dividend reinvestment and stock purchase plans               1,375    18,845          --        --
  Cumulative translation adjustment                               --        --      $6,703        --
  Conversion of 5% preference stock                              294     4,624          --        --
  Net income applicable to common stock                           --        --          --    34,010
  Cash dividends paid on common stock, $.92 per share             --        --          --   (30,994)
----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                                  34,549   328,132       6,703    56,655
  Dividend reinvestment and stock purchase plans               1,446    25,083          --        --
  Cumulative translation adjustment                               --        --         591        --
  Conversion of 5% preference stock                              300     4,742          --        --
  Net income applicable to common stock                           --        --          --    29,331
  Cash dividends paid on common stock, $.92 per share             --        --          --   (32,636)
----------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                                  36,295  $357,957      $7,294  $ 53,350
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                    UNITED WATER RESOURCES AND SUBSIDIARIES

--------------------------------------------------------------------------------------------
                                                                 Years ended December 31,
(thousands of dollars)                                         1997       1996        1995
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
NET INCOME                                                    $ 33,676   $ 38,623    $22,138
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                 35,959     32,068     30,922
  Deferred income taxes and investment tax credits, net          8,934     18,399     (7,762)
  Gain on New Mexico  settlement                                    --    (10,372)        --
  Equity earnings of affiliates                                   (313)    (4,617)     2,087
  Proceeds from sale of  United Metering                         6,223         --         --
  Proceeds from sales of properties                             11,068      4,385      1,684
  Gain on sale of properties                                    (5,220)      (935)      (607)
  Improvements to property under development                    (1,376)    (1,333)    (1,178)
  Loss on disposal of discontinued operations                       --      4,408         --
  Impairment loss                                                   --         --     12,105
  Allowance for funds used during construction                  (3,397)    (3,355)    (1,855)
  Changes in assets and liabilities, net of effect of
   New Mexico settlement and
    acquisitions:
     Accounts receivable and unbilled revenues                   2,551     (3,729)    (3,335)
     Prepayments                                                  (311)     3,397       (954)
     Prepaid employee benefits                                  (5,287)    (3,757)      (861)
     Regulatory assets                                          (4,569)    (8,821)     3,771
     Accounts payable and other current liabilities              2,957      2,519     (4,647)
     Accrued taxes                                               8,863     (5,727)    (2,774)
     Accrued interest and dividends                               (294)        16     (1,923)
     Other, net                                                 (1,409)   (13,972)    (8,005)
                                                             ---------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       88,055     47,197     38,806
                                                             ---------   --------   --------

INVESTING ACTIVITIES:
  Additions to utility plant (excludes allowance for  funds
   used during construction)                                   (83,321)   (74,569)   (70,227)
  Additions to real estate and other properties                 (2,080)    (5,569)    (6,039)
  Additions to equity investments                              (15,859)   (63,042)    (1,900)
  Acquisitions, net of cash received                                --     (6,794)        --
  Proceeds from New Mexico settlement                               --     31,670     35,330
  Investments in service contracts                                  --     (5,500)        --
  Change in restricted cash                                     (7,378)    25,474    (22,450)
                                                             ---------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES                         (108,638)   (98,330)   (65,286)
                                                             ---------   --------   --------

FINANCING ACTIVITIES:
  Change in notes payable                                      (18,300)    49,725    (32,950)
  Additional long-term debt                                     75,565     30,538     67,000
  Reduction in preferred stock and long-term debt              (34,585)   (15,550)   (10,299)
  Issuance of common stock                                      25,083     18,845     19,879
  Dividends on common stock                                    (32,636)   (30,994)   (29,415)
  Dividends on preferred and preference stock                   (4,345)    (4,613)    (4,795)
  Net contributions and advances for construction                9,386      7,614     11,749
                                                             ---------   --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       20,168     55,565     21,169
                                                             ---------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (415)     4,432     (5,311)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   8,961      4,529      9,840
                                                             ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   8,546   $  8,961   $  4,529
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    STATEMENT OF CONSOLIDATED CAPITALIZATION
                    UNITED WATER RESOURCES AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------
                                                                                               December 31,
(thousands of dollars)                                                                      1997         1996
----------------------------------------------------------------------------------------------------------------

COMMON STOCK AND RETAINED EARNINGS:
 Common stock, no par value--authorized 100,000,000 shares                               $  373,927   $  344,687
 Less treasury shares, at cost                                                              (15,970)     (16,555)
 Retained earnings                                                                           53,350       56,655
 Cumulative translation adjustment                                                            7,294        6,703
                                                                                         ----------   ----------
 TOTAL COMMON STOCK AND RETAINED EARNINGS                                                   418,601      391,490
                                                                                         ----------   ----------


CUMULATIVE PREFERRED STOCK WITHOUT MANDATORY REDEMPTION:
 United Water New Jersey, authorized 2,000,000 shares,
 stated value--$100 per share, issuable in series:
   4  1/2% Series, authorized and outstanding 30,000 shares                                   3,000        3,000
   4.55% Series, authorized and outstanding 60,000 shares                                     6,000        6,000
                                                                                         ----------   ----------
 TOTAL PREFERRED STOCK WITHOUT MANDATORY REDEMPTION                                           9,000        9,000
                                                                                         ----------   ----------

CUMULATIVE PREFERRED AND PREFERENCE STOCK WITH MANDATORY REDEMPTION,
 NET OF AMOUNT DUE WITHIN ONE YEAR:
  United Water New Jersey:
   5% Series, authorized 15,000 shares; outstanding 6,600 and 7,200 shares                      600          660
   7 3/8% Series, authorized and outstanding 150,000 shares                                     15,000       15,000

  United Water New York:
   Authorized 100,000 shares, stated value--$100 per share issuable in series:
     $8.75 Series, authorized and outstanding 24,000 and 26,000 shares                        2,200        2,400
     $9.84 Series, authorized and outstanding 50,000 shares                                   4,688        5,000

  United Water Idaho:  5%, authorized and outstanding 7,415 and 7,901 shares                    605          654

  United Water Resources:
   7 5/8% Series B, authorized and outstanding 300,000 shares                                28,745       30,264
   5% Series A, convertible preference, authorized 3,983,976 shares;
      outstanding 2,628,142 and 2,988,156 shares                                             34,741       39,283
                                                                                         ----------   ----------
  TOTAL PREFERRED AND PREFERENCE STOCK WITH MANDATORY REDEMPTION                             86,579       93,261
                                                                                         ----------   ----------

 LONG-TERM DEBT, NET OF AMOUNT DUE WITHIN ONE YEAR:
  United Water New Jersey:
   First mortgage bonds, 5.8%-5.9%, due 2024 (weighted average 5.85%)                        40,000       40,000
   Unsecured promissory notes, variable rates, due 2025-2026 (weighted average 4.54%)       130,000      130,000

  United Water New York:
   First mortgage bonds, 9 3/8%, due 2001                                                       900        1,200
   Unsecured promissory notes, 5.65%-8.98%, due 2023-2025 (weighted average 6.74%)           51,000       52,100
   United Water Resources:
   Promissory notes, 9.38%, due 2019                                                         25,000       25,000
   Promissory notes, floating LIBOR-based interest rate, due 2006                            26,000       28,000
   Promissory notes, 7.45%-7.9%, due 2007-2022 (weighted average 7.73%)                      40,000            -

  United Waterworks:
   Unsecured debt, 6.15%-10.15%, due 1999-2027 (weighted average 7.55%)                     280,365      246,630

  United Properties Group:
   Mortgage notes, 8%-10%, due 1999-2006 (weighted average 9.92%)                            17,265       17,153
   Floating rate LIBOR-based term loan, due 2000                                              7,251        7,399
   New Jersey Wastewater Treatment Loans, 0%-4.2%, due 2013 (weighted average 2.22%)          1,931        2,036

  United Water Services:  Promissory note with JMM, 8%, due 1999                                  -        5,000

  United Water Mid-Atlantic:  Promissory note at floating interest rate, due 2004             3,025        3,575
                                                                                         ----------   ----------
     TOTAL LONG-TERM DEBT                                                                   622,737      558,093
                                                                                         ----------   ----------
  TOTAL CAPITALIZATION                                                                   $1,136,917   $1,051,844
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

DESCRIPTION OF BUSINESS: United Water's principal utility subsidiaries include United Water New Jersey, United Water New York and United Waterworks. These subsidiaries provide water and wastewater services to approximately two million people in 13 states. Other significant wholly-owned subsidiaries of United Water include: United Properties Group (United Properties), which is engaged in real estate activities including commercial rentals, land development and sales, golf course operations and consulting services; United Water UK, an equal partner with Lyonnaise Europe (a wholly-owned subsidiary of Suez Lyonnaise des
Eaux) in the Northumbrian Partnership, which has acquired a 20% interest in Northumbrian Water Group plc (NWG), a major investor-owned water and wastewater company in the United Kingdom; United Water USA which owns a 50% stake in United Water Services; United Water Canada and United Water Mexico which own a 30% and a 20% interest in United Water Services Canada and United Water Services Mexico, respectively; and United Water Mid-Atlantic, which owns and operates water and wastewater systems. In addition, the Company has entered into public-private partnerships with the cities of Hoboken and Jersey City, New Jersey, whereby the municipalities retain ownership of their systems while the Company operates and maintains them.

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

EQUITY INVESTMENTS: The Company holds an indirect investment in NWG and has representation on its board of directors. United Water USA owns a 50% stake in United Water Services; United Water Canada and United Water Mexico own a 30% and 20% interest in United Water Services Canada and United Water Services Mexico, respectively.

FOREIGN CURRENCY TRANSLATION: Financial statements for United Water UK are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting cumulative translation adjustment is recorded as a separate component of stockholders' equity in the Company's statement of consolidated common equity.

Transactions for United Water Services Canada and United Water Services Mexico are recorded in U.S. dollars. Therefore, a foreign currency translation adjustment is not required for these entities.

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

UTILITY PLANT ACQUISITION ADJUSTMENTS: Utility plant acquisition adjustments represent the difference between the purchase price and the book value of net assets acquired, and are amortized, generally, on a straight-line basis over a 40-year period. Utility plant acquisition adjustments include a premium paid to acquire operating utilities. At each balance sheet date, the Company evaluates the realizability of utility plant acquisition adjustments on the basis of expected future undiscounted cash flows. Based on its most recent evaluation, the Company believes that no impairment of utility plant acquisition adjustments exists at December 31, 1997.

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

JOINTLY OWNED FACILITIES: Utility plant includes United Water New Jersey's 50% interest in the Wanaque South Water Supply Project, the net book value of which was $42.8 million and $43.6 million at December 31, 1997 and 1996, respectively. United Water New Jersey's share of the project's operating expenses is included in operation and maintenance expenses.

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

Regulatory assets consisted of the following at December 31:


-----------------------------------------------
(thousands of dollars)          1997     1996
-----------------------------------------------
 Recoverable income taxes      $39,818  $40,398
 Deferred employee benefits     22,918   21,347
 Tank painting                   3,181    2,731
 Other                          13,831   10,703
-----------------------------------------------
Total regulatory assets        $79,748  $75,179
-----------------------------------------------


REAL ESTATE: Real estate properties are carried at the lower of cost, which includes original purchase price and direct development costs, or fair value. Real estate taxes and interest costs are capitalized during the development period. The amount of interest capitalized was $651,251 in 1997, $620,000 in 1996 and $1.4 million in 1995. Real estate operating revenues include rental income from commercial properties, proceeds from the disposition of real estate properties, revenues from golf course operations and fees from consulting services.

UNAMORTIZED DEBT EXPENSE: Debt premium, debt discount and deferred debt expenses are amortized to income or expense over the lives of the applicable issues.

REVENUES FROM UTILITY OPERATIONS: United Water New Jersey and United Waterworks recognize as revenues billings to customers, plus estimated revenues for consumption for the period from the date of the last billing to the balance sheet date. United Water New York recognizes revenues as bills are rendered to customers and does not accrue for unbilled revenues. United Water New York and United Water New Rochelle have been directed by the New York Public Service Commission (PSC) to institute a Revenue Reconciliation Clause, which requires the reconciliation of billed revenues with pro forma revenues that were used to set rates. Any variances outside a threshold range are accrued or deferred for subsequent recovery from or refund to customers. At December 31, 1997 and 1996, United Water New York and United Water New Rochelle had $3.6 million and $3.1 million, respectively, of net unamortized revenue accruals, resulting from revenues which were less than the amounts used to set rates. These amounts are expected to be recovered over a three-year period.

REVENUES FROM REAL ESTATE ACTIVITIES: Revenues from real estate sales are recognized when the transaction is consummated and title has passed. Revenues from real estate transactions were $11.2 million, $5.4 million and $2.4 million in 1997, 1996 and 1995, respectively.

United Properties owns several office buildings, with an aggregate net book value of $46.6 million (net of accumulated depreciation of $9.7 million) at December 31, 1997, which are leased to tenants under various operating leases. The following is a schedule, by year, of the minimum future rental income on non-cancelable operating leases outstanding at December 31, 1997:


---------------------------------------------
(thousands of dollars)
---------------------------------------------
1998                                  $ 5,392
1999                                    5,635
2000                                    5,955
2001                                    5,923
2002                                    5,913
Thereafter                              5,500
---------------------------------------------
Total minimum future rental income    $34,318
---------------------------------------------


REVENUES FROM PUBLIC-PRIVATE PARTNERSHIPS: In May 1996, United Water entered into a five-year contract with Jersey City to operate its municipal water system. This contract provides for monthly service fees which are recorded as revenues when billed. Additionally, certain incentives based on collection and marketing goals are recognized when earned. Service fee revenues for the year and eight months ended December 31, 1997 and 1996 were $9.2 million and $4.7 million, respectively.

In 1994, the Company entered into a ten-year contract with the city of Hoboken to operate, maintain and manage its municipal water system. In 1996, this contract was extended for an additional ten years. Under this contract, revenues are recorded monthly based upon customer billings. Revenues for the years ended December 31, 1997, 1996 and 1995 were $3.9 million, $3.5 million and $3.2 million, respectively.

DEPRECIATION: Depreciation of utility plant and real estate properties is recognized using the straight-line method over the estimated service lives of the properties. Utility plant depreciation rates are prescribed by the public utility commissions. The provisions for depreciation in 1997, 1996 and 1995 were equivalent to 2.3%, 2.1% and 2.1%, respectively, of average depreciable utility plant in service. Real estate properties are depreciated over estimated lives ranging between 25 and 50 years. For federal income tax purposes, depreciation is computed using accelerated methods and, in general, shorter depreciable lives as permitted under the Internal Revenue Code.

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

STATEMENT OF CASH FLOWS: United Water considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company made cash payments for interest (net of amounts capitalized) and federal and state income taxes as follows:

-----------------------------------------------------------------
(thousands of dollars)                   1997     1996     1995
-----------------------------------------------------------------
Interest, net of amounts capitalized    $44,400  $43,728  $43,701
Income taxes                              7,413   11,921   15,415
-----------------------------------------------------------------


The following is a supplemental schedule of non-cash transactions in 1997:

-------------------------------------------------------------
(thousands of dollars)                                  1997
-------------------------------------------------------------
Cumulative translation adjustment                      $  591
Conversion of 360,014 shares of 5% preference stock     4,967
-------------------------------------------------------------

The following is a supplemental schedule of non-cash transactions in 1996:

--------------------------------------------------------------
(thousands of dollars)                                  1996
--------------------------------------------------------------
New Mexico settlement:
   Liabilities transferred to Rio Rancho               $20,244
Cumulative translation adjustment                        6,703
Conversion of 352,922 shares of 5% preference stock 4,869 Acquisition of Princeton Meadows and Matchaponix:
   Note receivable forgiven                              5,000
   Liabilities assumed                                   5,172
--------------------------------------------------------------


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

NOTE 2 - EQUITY INVESTMENTS

On June 28, 1996, United Water and Lyonnaise Europe formed the Northumbrian Partnership (the Partnership), an equal partnership which has acquired a 20% interest in NWG, a major investor-owned water and wastewater company in the United Kingdom. United Water's initial $62 million investment in the Partnership was made through its wholly-owned subsidiary in the United Kingdom, United Water UK Limited. Investment in the Partnership was $78.7 million and $74.9 million at December 31, 1997 and 1996, respectively, and is included in equity investments in the consolidated balance sheet. United Water's share of the Partnership's earnings, which totaled $13.6 million (excluding the windfall profits tax) and $6 million in 1997 and 1996, respectively, is included in equity earnings of affiliates in the accompanying statement of consolidated income.

During 1997, the United Kingdom's new Labor Government imposed a one-time "windfall profits" tax on privatized utilities. The levying of this one-time tax negatively impacted the Company's earnings from its investment in NWG by $13.1 million, which was partially offset by the effect of a change in the tax rate on deferred taxes of $2.8 million. The result was a net impact of $10.3 million. The imposition of this tax had been factored into the Company's financial analysis at the time of its investment in NWG and was considered in determining the purchase price. The tax will not have an effect on United Water's cash flow or ability to pay dividends, nor will it affect the long-term benefit the Company expects to derive from its investment in NWG.

On July 28, 1997, United Water Services (formerly the United Water Resources-Lyonnaise des Eaux Partnership), a joint venture between United Water and Suez Lyonnaise des Eaux (formerly Lyonnaise des Eaux) acquired Montgomery Watson's 50% stake in JMM Operational Services (JMM-OSI). As a result, United Water Services Inc. (formerly JMM-OSI) became a wholly-owned subsidiary of United Water Services.

United Water Services provides contract operations and maintenance services for water and wastewater facilities. During 1997, United Water Services pursued additional contract operations. As a result, in January 1998, United Water Services was awarded a ten-year contract to operate the wastewater systems in Milwaukee, Wisconsin. In addition, United Water Services purchased United Water's meter installation subsidiary, United Metering, for book value of $6.2 million, in December 1997.

In July 1997, the Company also acquired a 30% and a 20% interest in United Water Services Canada and United Water Services Mexico, respectively.

At December 31, 1997, United Water had an equity investment of approximately $20.2 million in North America, relating to contract services, including investments in Canada and Mexico. This amount is included in equity investments in the accompanying consolidated balance sheet. United Water's share of earnings in these investments is included in equity earnings of affiliates in the accompanying statement of consolidated income.

NOTE 3 - NEW MEXICO SETTLEMENT

On March 29, 1996, the Company settled the condemnation proceeding with the city of Rio Rancho, New Mexico (the City). The agreement was approved on the same day by the Thirteenth Judicial District Court in New Mexico. Under the terms of the agreement, the Company agreed to accept $67 million for the water and wastewater systems of its United Water New Mexico operations. Results of this transaction are included in the Company's first quarter 1996 earnings. The Company lost revenues since June 30, 1995 when the City took possession of the utility's operations. For the first six months of 1995, the Company's Rio Rancho utility had revenues of $6 million.

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

The total credit lines available, the amounts utilized and the range of interest rates at December 31 were as follows:

-----------------------------------------------------------
    (thousands of dollars)          1997           1996
-----------------------------------------------------------
Total credit lines available        $235,800      $229,500
Utilized:
 Drawn                                74,925        93,225
 Pledged                               3,055         3,055
Interest rates                  5.9% TO 8.3 %  5.5% to 8.3%
-----------------------------------------------------------

During 1996, the Company utilized approximately $30 million of its various short-term lines of credit to fund its investment in the Northumbrian Partnership.

The Company and a subsidiary are negotiating committed credit line agreements which would provide $135 million of credit lines, including $67.5 million for a five year period at LIBOR-based rates.

NOTE 5 - LONG-TERM DEBT

The long-term debt repayments over each of the next five years are as follows:
1998--$5.9 million;  1999--$6 million; 2000--$13.4 million; 2001--$21 million and 2002--$6 million. United Water New Jersey, United Water New York, United Waterworks and other subsidiaries of United Water are subject to certain restrictive covenants related to debt issued by those subsidiaries.

In June 1997, United Water issued $40 million of 7.45%-7.9% Senior Notes ($15 million due 2007 and $25 million due 2022). Proceeds from the notes were used to refinance existing short-term debt of the Company.

In August 1997, United Waterworks issued $20 million of 5.3% tax-exempt Water Resource Development Revenue Bonds, due 2027, through the Idaho Water Resource Board. The proceeds will be used to finance a portion of the costs of certain facilities to be owned by United Water Idaho (a subsidiary of United Waterworks).

In December 1994, United Waterworks entered into a medium-term note program that enabled United Waterworks to issue up to $75 million of debt with terms ranging from 9 months to 30 years. The interest rates are set as notes are issued under the program. The first $10 million of notes under this program were issued in 1995. In October 1997, United Waterworks issued $15 million of notes under this program, at a rate of 6.8%, with the full amount maturing in 2007. In February 1998, United Waterworks issued an additional $40 million of notes under this program ($20 million at 6.97% due 2023, $15 million at 7.1% due 2028 and $5 million at 6.9% due 2017). The proceeds were used to redeem outstanding notes payable.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
Capital Expenditures

The future capital expenditures of the Company's utility subsidiaries are projected to aggregate $277 million over the next five years, including $62 million and $61 million in 1998 and 1999, respectively. United Properties currently projects spending $29.4 million over the next five years for capital expenditures on its existing real estate portfolio, including $10.6 million and $5.3 million in 1998 and 1999, respectively.

Operating Leases

United Water's total consolidated rental expense was approximately $6.2 million
in 1997, $5.1 million in 1996 and $4.1 million in 1995.   The minimum future
lease payments under all non-cancelable operating leases, which consist primarily of buildings and automobiles, at December 31, 1997 are as follows:

----------------------------------------------
(thousands of dollars)
----------------------------------------------
1998                                   $ 4,506
1999                                     3,059
2000                                     1,860
2001                                     1,018
2002                                       448
Thereafter                               1,109
----------------------------------------------
Total minimum future lease payments    $12,000
----------------------------------------------

Legal Matters

United Water has been notified that it may be one of several defendants in a lawsuit involving cancer incidences in Dover Township, New Jersey. A complaint has not been filed; however, an agreement was signed with the potential plaintiffs that would toll the statute of limitations for a time period of at least one year. Management believes if a lawsuit is commenced, it will have meritorious defenses, and there will be a number of parties against whom it will have recourse. Therefore, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the financial position or results of operations.

The Company has various purchase commitments for materials, supplies and other services incidental to the ordinary conduct of business. In addition, the Company is routinely involved in legal actions arising in the ordinary course of its utility operations. In the opinion of management, none of these matters will have a material adverse impact on the Company.

NOTE 7 - PREFERRED AND PREFERENCE STOCK

The utility subsidiaries of the Company have issued and outstanding cumulative preferred stock, generally with mandatory redemption provisions requiring annual sinking fund payments. These sinking fund requirements total $2,073,000 in 1998 through 2000 and $4,216,000 in each of the years 2001 and 2002. The redemption of cumulative preferred stock was $260,000 in each of the years 1997, 1996 and 1995. In addition, except as described in the next paragraph, optional sinking fund provisions can be exercised and redemptions made at specific prices for all preferred stock issues. Redemptions require payment of accrued and unpaid dividends up to the date fixed for redemption.

As a result of the merger with GWC Corporation in 1994, United Water issued 3,341,078 shares ($46 million par value) of 5% Series A cumulative convertible preference stock, valued at $43.3 million at the time of the merger and $30 million of 7 5/8% Series B cumulative preferred stock, valued at $31.1 million at the time of the merger. Lyonnaise American Holding, Inc.(LAH) owned 97.7% of the Series A preference stock outstanding. The Series B preferred stock has a $1.5 million mandatory annual redemption commencing in 1998. Shares of the Series B preferred stock could not be redeemed by the Company prior to September 1, 1997. Each share of the Series A preference stock outstanding may be converted into .83333 shares of United Water common stock at any time commencing April 22, 1996. However, under the Governance Agreement between United Water and LAH, LAH may convert 10% of the Series A preference stock it owns during the year commencing April 22, 1996, and an additional 10% cumulatively per year thereafter until April 22, 2003, at which time these conversion restrictions end. During 1997, 360,014 shares of the Series A preference stock with a value of $5 million were converted into 299,958 shares of United Water common stock with a value of $4.7 million. As a result, at December 31, 1997, LAH owned approximately 28.4% of the issued and outstanding United Water common stock and approximately 98.2% of the issued and outstanding United Water 5% cumulative convertible preference stock. United Water may not redeem any of the outstanding, unconverted Series A preference stock prior to maturity on April 22, 2004.

NOTE 8 - INCENTIVE STOCK PLANS

Under the Company's management incentive plan, the following options have been granted to key employees:

                                                  Weighted Average
                                    Number of       Exercise Price
                                     Options            Per Option
------------------------------------------------------------------
Outstanding at December 31, 1994      704,792            $14.829
 Granted                              210,020             13.250
 Exercised                            (12,047)            11.501
 Canceled or expired                  (88,095)            14.491
------------------------------------------------------------------
Outstanding at December 31, 1995      814,670            $14.508
 Granted                              204,300             12.250
 Exercised                           (120,813)            12.965
 Canceled or expired                  (10,340)            14.703
------------------------------------------------------------------
Outstanding at December 31, 1996      887,817            $14.196
 Granted                              370,840             15.580
 Exercised                           (439,605)            15.032
 Canceled or expired                  (19,002)            15.574
------------------------------------------------------------------
OUTSTANDING AT
 DECEMBER 31, 1997                    800,050            $14.345
------------------------------------------------------------------

All options are currently exercisable and represent the only stock options outstanding at December 31, 1997. A total of 1,572,483 common shares are reserved for issuance under the management incentive plan.

In May 1993, the shareholders approved the creation of dividend units to be issued in conjunction with stock options granted under the management incentive plan. One dividend unit may be attached to each unexercised option to purchase a share of United Water common stock, which entitles the option holder to accrue, as a credit against the option exercise price, the aggregate dividends actually paid on a share of United Water common stock while the dividend unit is in effect. In May 1997, the shareholders amended the plan to provide that the dividend units be granted separately and detached from the stock options and accrue dividends for a predetermined period of time, at which, they are distributed. United Water recorded compensation expense of $2.3 million in 1997, $2.5 million in 1996 and $228,000 in 1995 with respect to the management incentive plan. The increase in compensation expense in 1997 and 1996 is attributable to stock appreciation.

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages the use of that method of accounting for all employee stock compensation plans. However, SFAS No. 123 also permits the measurement of compensation costs using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its employee stock compensation plans under the guidance prescribed by APB Opinion No. 25 and has made the required pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied as indicated below:

-------------------------------------------------------------------------
(thousands of dollars except per share data)     1997     1996     1995
-------------------------------------------------------------------------
Net income:
   As reported                                  $29,331  $34,010  $17,343
   Pro forma                                     29,355   34,079   17,160

Earnings per common share:
   As reported                                  $   .83  $  1.01  $   .54
   Pro forma                                        .83     1.01      .54
Earnings per common share-assuming dilution:
   As reported                                  $   .83  $  1.00  $   .54
   Pro forma                                        .83     1.01      .54
-------------------------------------------------------------------------

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 1997, 1996 and 1995, respectively: expected volatility of 20.31%, 21.46% and 21.48%; risk-free interest rates of 6.4%, 5.47% and 7.85%; expected life of 6 years and dividend yields of 5.92% in 1997 and 0.0% for 1996 and 1995. The weighted average fair value of each option granted during the years ended December 31, 1997,

1996 and 1995 was $2.30, $4.30 and $5.52, respectively. The Black-Scholes option-pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In May 1988, the shareholders approved a restricted stock plan for certain key employees. United Water issued 1,250 shares in 1996 and 2,500 shares in 1995 in connection with the restricted stock plan. Such shares are earned by the recipients over a five-year period. United Water recorded compensation expense of $69,000 in 1996 and $67,000 in 1995 with respect to this restricted stock plan.

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

The following sets forth the plan's funded status and reconciles that funded status to the amounts recognized in the Company's balance sheet as of December 31:

-----------------------------------------------------------------------------
                (thousands of dollars)                     1997       1996
-----------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
   Retirees                                              $(17,706)  $(13,484)
   Fully eligible actives                                 (16,241)   (12,729)
   Other actives                                          (17,953)   (16,690)
-----------------------------------------------------------------------------
      Total                                               (51,900)   (42,903)
   Plan assets at fair value                               21,704     16,696
-----------------------------------------------------------------------------
      Funded status                                       (30,196)   (26,207)
Unrecognized transition obligation                         21,911     23,351
Unrecognized gain                                          (7,818)   (11,426)
-----------------------------------------------------------------------------
Accrued postretirement benefit cost                      $(16,103)  $(14,282)
-----------------------------------------------------------------------------

Net periodic postretirement benefit cost components were as follows:

-----------------------------------------------------------------------
(thousands of dollars)                        1997      1996      1995
-----------------------------------------------------------------------
Service cost                                $ 2,091   $ 2,404    $2,521
Interest cost                                 3,299     3,095     3,578
Actual return on plan assets                 (3,562)   (1,887)       88
Amortization of transition obligation         1,441     1,441     1,453
Amortization of gain                           (462)     (114)       --
Net amortization and deferral                 2,166       789      (649)
-----------------------------------------------------------------------
Net periodic postretirement benefit cost    $ 4,973   $ 5,728    $6,991
-----------------------------------------------------------------------

The assumed discount rate and expected return on assets used in determining the APBO were as follows:

--------------------------------------------------
                              1997   1996    1995
--------------------------------------------------
Assumed discount rate        7.625%   8.0%  7.375%
Expected return on assets      9.5%   9.5%   8.25%
--------------------------------------------------

The associated health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 1997 was 9.0%, gradually declining to 5.0% in 2002 and thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO as of December 31, 1997, by $7.8 million, to a total of $59.7 million, and the aggregate net periodic postretirement benefit cost for 1997 by $1.4 million, to a total of $6.4 million. Postretirement health care costs in excess of those currently included in rates have been deferred in those jurisdictions where their recovery is deemed probable. At December 31, 1997 and 1996, United Water had regulatory assets relating to deferred employee benefits of $22.9 million and $21.3 million, respectively, for recovery in future rates.

DEFINED BENEFIT PENSION PLANS: Most of United Water's employees are covered by trusteed, non-contributory, defined benefit pension plans. Benefits under these plans are based upon years of service and the employee's compensation during the last five years of employment. United Water's policy is to fund amounts accrued for pension expense to the extent deductible for federal income tax purposes.
It is expected that no funding will be made for 1997.

The components of net periodic pension income for the Company's qualified and supplemental defined benefit plans were as follows:

----------------------------------------------------------------
    (thousands of dollars)         1997       1996       1995
----------------------------------------------------------------
Current year service cost        $  3,726   $  3,945   $  2,959
Interest cost                       9,842      9,379      9,144
Actual return on plan assets      (33,027)   (20,442)   (32,235)
Net amortization and deferral      14,888      4,382     19,632
----------------------------------------------------------------
Net periodic pension income      $ (4,571)  $ (2,736)  $   (500)
----------------------------------------------------------------

The status of the funded plans at December 31 was as follows:

--------------------------------------------------------------------
           (thousands of dollars)                 1997        1996
--------------------------------------------------------------------
Accumulated benefit obligation:
    Vested                                      $113,577    $102,964
    Non-vested                                     2,841       2,608
--------------------------------------------------------------------
               Total                            $116,418    $105,572
--------------------------------------------------------------------
Fair value of plan assets (primarily
    stocks and bonds, including
    $11.2 million and $8.9 million,
    respectively, in common stock
    of United Water)                            $200,853    $174,561
Projected benefit obligation (PBO)               138,092     124,342
--------------------------------------------------------------------
Plan assets in excess of PBO                      62,761      50,219
Unrecognized prior service cost                    2,015       2,185
Unrecognized net gain                            (39,154)    (31,442)
Remaining unrecognized net transition asset
    from applying the standard in
    1987 (amortized over 18 years)                (4,196)     (4,823)
--------------------------------------------------------------------
Prepaid pension cost recognized
    in the consolidated balance sheet           $ 21,426    $ 16,139
--------------------------------------------------------------------

The major actuarial assumptions used in the foregoing calculations were as follows:

-----------------------------------------------------------------------
                                            1997       1996      1995
-----------------------------------------------------------------------
Assumed discount rate                        7.375%      7.75%    7.25%
Assumed range of compensation increase 3.75-4.5% 3.75-4.5% 3.75-5% Expected long-term rate of return on
    plan assets                                9.5%       9.5%    8.75%
-----------------------------------------------------------------------

SUPPLEMENTAL BENEFIT PLANS: Certain categories of employees are covered by non-funded supplemental plans. The projected benefit obligations of these plans at December 31, 1997 and 1996 totaled $6.2 million and $6.5 million, respectively. The unfunded accumulated benefit obligation of $5.9 million has been recorded in other deferred credits and liabilities and an intangible pension asset of $678,000 is included in deferred charges and other assets at December 31, 1997.

United Water maintains defined contribution savings plans which permit employees to make voluntary contributions with Company matching as defined by the plan agreements. United Water made contributions of $1,155,000, $1,167,000 and $1,093,000 in 1997, 1996 and 1995, respectively, to defined contribution savings plans.

NOTE 11 - RATE MATTERS
The following rate decisions were rendered to United Water's regulated utilities during 1997:

---------------------------------------------------------------------------
                            Effective  Allowed         Annual           %
  (thousands of dollars)      Date       ROE    Increase   Increase
---------------------------------------------------------------------------
New York                         5/01    11.00    $  880               2.1
Great Gorge - Wastewater         5/13       --  (a)             130   21.6
Florida - Water                  5/19    11.57     2,362              32.4
           - Wastewater          5/19    11.57     2,290              14.6
Connecticut                      7/01       --      (130)  (b)          --
Delaware                         7/15    10.75     1,550              11.0
New Rochelle                     7/19       --       390   (c)         2.2
South Gate                       8/05       --         7         (d)   0.4
Arkansas                        10/15    10.75       867              13.6
Virginia                        10/20       --       128   (e)        16.1
New Rochelle                    11/19    10.70       900               5.2
Connecticut                     12/01       --        47   (f)         1.9
New Jersey                    1/01/98       --     1,075   (f)         0.9
Toms River                    1/01/98       --       234   (f)         1.6
Lambertville                  1/01/98       --        18   (f)         2.7
---------------------------------------------------------------------------
     Totals                                     $ 10,748
---------------------------------------------------------------------------

(a)  Not applicable since the Company has a negative rate base.
(b)  Gross earnings tax repeal.
(c)  Pass-through for purchased water expense increase.
(d)  Annual adjustment clause increase based on inflation and other factors.
(e)  Interim increases, granted subject to refund.
(f)  Limited issue proceeding for postretirement benefits.

At December 31, 1997, the most significant rate cases pending were filed by United Water Pennsylvania and United Water Idaho. In May 1997, United Water Pennsylvania applied for rate relief in the amount of $3 million, or 15.42%, in water revenues. The increase was requested primarily to fund capital
investments and meet higher operation and maintenance costs.   In January 1998,
the Company was granted a favorable decision allowing an increase in revenues of $2.1 million, or 11%.

In November 1997, United Water Idaho applied to the Idaho Public Utilities Commission for rate relief in the amount of $3.4 million, or 15.47%, in water revenues to meet increased investment in utility plant and higher operation and maintenance costs. A decision is expected before the end of the second quarter of 1998.

On October 26, 1996, United Water Delaware placed $2.3 million in increased revenues in effect, subject to refund. On July 15, 1997, the Delaware Public Utility Commission granted the Company a permanent rate increase of $1.6 million. On July 16, 1997, the Company filed an appeal and application for a stay of the Commission's Order. On July 29, 1997, the Delaware Superior Court granted a stay of the Commission decision pending the appeal. Management believes that it will prevail in its appeal and any potential refunds will not have a material effect on earnings.

The Company has requested and received recovery of its regulatory assets for postretirement benefits other than pension as well as the recognition of the current expense for these benefits for the majority of its regulated subsidiaries. The regulatory assets are expected to be recovered over an average period of 15 years. At December 31, 1997, eight regulated subsidiaries were awaiting decisions from the applicable commissions. Management believes it will receive favorable decisions on the pending cases prior to the end of 1998.

Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested, primarily due to differing positions of the parties involved and/or updated information provided during the proceedings.

NOTE 12 - INCOME TAXES

DEFERRED INCOME TAX ASSETS AND LIABILITIES: Deferred tax liabilities (assets) and deferred investment tax credits consisted of the following at December 31:

-------------------------------------------------------------
(thousands of dollars)                     1997        1996
-------------------------------------------------------------
Basis differences of property, plant
   and equipment                         $130,891    $122,410
Real estate transactions and
   capitalized costs                       15,586      15,886
Other liabilities                          32,929      33,279
-------------------------------------------------------------
   Gross deferred tax liabilities         179,406     171,575
-------------------------------------------------------------
Alternative minimum tax credit
   carryforwards                          (11,223)     (9,716)
Other assets                               (7,189)    (10,335)
-------------------------------------------------------------
   Gross deferred tax assets              (18,412)    (20,051)
-------------------------------------------------------------
   Deferred investment tax credits         22,496      23,006
-------------------------------------------------------------
Total deferred income taxes
   and investment tax credits            $183,490    $174,530
-------------------------------------------------------------

INCOME TAX PROVISION: A reconciliation of income tax expense at the statutory federal income tax rate to the actual income tax expense for 1997, 1996 and 1995 is as follows:

-----------------------------------------------------------------------------
(thousands of dollars)                          1997       1996       1995
-----------------------------------------------------------------------------
Statutory tax rate                                  35%        35%        35%
Federal taxes at statutory rates on pretax
    income before preferred stock
    dividends of subsidiaries                  $19,779    $22,544    $13,523
Utility plant acquisition adjustment               641      1,725        682
State income taxes, net of federal benefit         835      1,823        290
Deferred investment tax credits                   (510)      (499)      (489)
Equity in foreign investments                   (1,135)    (2,476)         -
Other                                              969        394        198
-----------------------------------------------------------------------------
Provision for income taxes                     $20,579    $23,511    $14,204
-----------------------------------------------------------------------------

Income tax expense for 1997, 1996 and 1995 consisted of the following:

-------------------------------------------------------------------------------
(thousands of dollars)                             1997       1996       1995
-------------------------------------------------------------------------------
Current:
    Federal                                       $10,668    $ 5,919    $11,518
    State                                             969      1,310      1,731
-------------------------------------------------------------------------------
    Total current                                 $11,637    $ 7,229    $13,249
-------------------------------------------------------------------------------
Deferred (prepaid):
   Accelerated depreciation                       $ 7,437    $ 7,612    $ 8,420
   Contributions and advances for
      construction                                    200     (1,855)    (3,228)
   Prepaid employee benefits                        1,400      1,931      1,626
   UWNJ debt refinancing                                -      3,053          -
   Real estate transactions
      and capitalized costs                          (181)        64     (3,383)
   Alternative minimum tax                         (1,507)      (741)    (1,007)
   Investment tax credits                            (510)      (499)      (489)
   State income taxes, net of federal benefit         316        972       (718)
   Transfer of New Mexico operations                    -      5,365          -
   Other                                            1,787        380       (266)
-------------------------------------------------------------------------------
   Total deferred                                 $ 8,942    $16,282    $   955
-------------------------------------------------------------------------------
Total provision for income taxes                  $20,579    $23,511    $14,204
-------------------------------------------------------------------------------

The Company considers the undistributed earnings of United Water UK to be permanently reinvested and has not provided deferred taxes on these earnings. These undistributed earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. Management believes it is not practicable to determine the amount of the unrecognized deferred tax liability.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts at December 31, 1997 and 1996, of those current assets and liabilities that are considered financial instruments approximates their fair values at those dates because of the short maturity of those instruments. Such current assets and liabilities include cash and cash equivalents, restricted cash, accounts receivable and unbilled revenues, notes payable, accounts payable and other current liabilities, and accrued interest and dividends. Real estate and other investments consist primarily of real estate and equity investments in affiliates and are not financial instruments. The Company understands that there are no quoted market prices for the Company's preferred stock, preference stock or long-term debt. The fair values of the Company's long-term debt and preferred and preference stock have been determined by discounting their future cash flows using approximate current market interest rates for securities of a similar nature and duration.

The estimated fair values of United Water's financial instruments at December 31 were as follows:

---------------------------------------------------------
                                       Carrying    Fair
(thousands of dollars)                  amount     value
---------------------------------------------------------
1997
Long-term debt                         $622,737  $673,321
Preferred and preference stock with
   mandatory redemption                  86,579    96,425
---------------------------------------------------------
1996
Long-term debt                         $558,093  $573,230
Preferred and preference stock with
   mandatory redemption                  93,261    96,832
---------------------------------------------------------

The Company's customer advances for construction have a carrying value of $27.4 million and $25.3 million at December 31, 1997 and 1996, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases. The Company holds two interest rate caps to limit its exposure to maximum interest rates of 7% on the United Water New Jersey Variable Rate Demand Water Facilities Refunding Bonds aggregating $130 million and 8.6% on the long-term note agreement with Credit Lyonnais for $30 million. The fair values and carrying amounts of these financial instruments were not material at December 31, 1997.

NOTE 14 - DISCONTINUED OPERATIONS

In December 1996, the Company announced its intention to dispose of its environmental testing business, closing its Laboratory Resources' operation in Teterboro, New Jersey. Subsequently, in January 1997, it sold its laboratory facility in Brooklyn, Connecticut. The subsidiary had been operating in a very competitive environment over a prolonged period of time and had not contributed to the Company's earnings, with net losses of $1.5 million and $2.6 million in 1996 and 1995, respectively. The Company recorded an impairment loss of $1.5 million net of income taxes for its investment in the environmental testing business in accordance with the provisions of SFAS 121, which was included in the net loss for the year ended December 31, 1995. The Company recorded an estimated provision of $1.1 million, net of income taxes, for severance, future lease obligations and other related costs, included in the loss on disposal of discontinued business in the accompanying statement of consolidated income. The operating results of Laboratory Resources prior to the date of discontinuance are shown separately in the accompanying statement of consolidated income and all of the financial statements of prior periods have been restated to reflect the discontinuance of Laboratory Resources' operations. Assets of $1.4 million, consisting primarily of cash and accounts receivable, and $5.1 million are included in the consolidated balance sheet at December 31, 1996 and 1995, respectively.

NOTE 15 - EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" (EPS), which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement supersedes APB Opinion No. 15, "Earnings per Share". The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. The following table is a reconciliation of the numerator and denominator under each method:

                                 FOR THE YEAR ENDED DECEMBER 31, 1997

--------------------------------------------------------------------------
                                                                 Per Share
(thousands of dollars except per share data)    Income   Shares   Amount
--------------------------------------------------------------------------
BASIC EPS:
Net income applicable to common
 stock from continuing operations               $29,331  35,492    $   .83
Net income applicable to common stock           $29,331  35,492    $   .83

ASSUMING DILUTION:
Net income applicable to common
 stock from continuing operations               $29,331  35,492
   Stock options                                      -     156
   Convertible preference stock                   2,076   2,190
                                                -------  ------

Net income applicable to common                 $31,407  37,838    $   .83
--------------------------------------------------------------------------

                                      FOR THE YEAR ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------
                                                                  Per Share
(thousands of dollars except per share data)     Income   Shares    Amount
-----------------------------------------------------------------------------
BASIC EPS:
Net income applicable to common
 stock from continuing operations               $38,407   33,707      $1.14
Loss from discontinued operations                (4,397)  33,707       (.13)
Net income applicable to common stock           $34,010   33,707      $1.01

ASSUMING DILUTION:
Net income applicable to common
 stock from continuing operations               $38,407   33,707
   Stock options                                      -       21
   Convertible preference stock                   2,342    2,490
                                                -------   ------
                                                $40,749   36,218      $1.12

Loss from discontinued operations                (4,397)  36,218       (.12)

Net income applicable to common                 $36,352   36,218      $1.00
-----------------------------------------------------------------------------


                                         FOR THE YEAR ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------
                                                                  Per Share
(thousands of dollars except per share data)     Income   Shares    Amount
-----------------------------------------------------------------------------
BASIC EPS:
Net income applicable to common
 stock from continuing operations               $19,965   31,995    $   .62
Loss from discontinued operations                (2,622)  31,995       (.08)
Net income applicable to common stock           $17,343   31,995    $   .54

ASSUMING DILUTION*:
Net income applicable to common
 stock from continuing operations               $19,965   31,995
   Convertible preference stock                   2,523    2,784
                                                -------   ------
                                                $22,488   34,779    $   .65

Loss from discontinued operations                (2,622)  34,779       (.08)

Net income applicable to common                 $19,866   34,779    $   .57
-----------------------------------------------------------------------------

*According to SFAS No. 128, diluted EPS shall not have an antidilutive effect on earnings. Therefore, basic EPS figures are presented on the face of the consolidated statement of income.

NOTE 16 - SEGMENT INFORMATION
--------------------------------------------------------------------------------
                                                      Parent, Non-
                                                     Regulated Water
                                              Real    Services and
(thousands of dollars)           Utilities   Estate   Eliminations  Consolidated
--------------------------------------------------------------------------------
1997
Operating revenues               $  313,346  $20,075   $ 17,988     $  351,409
Income before income taxes           60,391    5,879    (12,015)        54,255
Depreciation and amortization        31,519    1,419      1,756         34,694
Capital expenditures                 83,342    2,431      1,004         86,777
Identifiable assets               1,433,458   88,231    136,653      1,658,342
--------------------------------------------------------------------------------
1996
Operating revenues               $  299,283  $13,769   $ 18,993     $  332,045
Income before income taxes           69,905    2,576     (3,583)        68,898
Depreciation and amortization        28,157    1,296      1,399         30,852
Capital expenditures                 75,726    2,831      2,914         81,471
Identifiable assets               1,385,448   90,212    106,437      1,582,097
--------------------------------------------------------------------------------
1995
Operating revenues               $  297,183  $10,433   $ 11,920     $  319,536
Income before income taxes           55,084   (7,228)    (7,657)        40,199
Depreciation and amortization        27,180    1,299        808         29,287
Capital expenditures                 70,854    3,789      2,801         77,444
Identifiable assets               1,361,492   92,265     62,951      1,516,708
--------------------------------------------------------------------------------

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                    UNITED WATER RESOURCES AND SUBSIDIARIES

-----------------------------------------------------------------------------------
                                                               QUARTER
  (thousands of dollars, except per share data)   FIRST   SECOND    THIRD    FOURTH
-----------------------------------------------------------------------------------
1997
Operating revenues                               $80,006  $87,761  $99,690  $83,952
Operating income                                  14,644   24,991   34,169   21,840
Net income applicable to common stock              4,102   11,244    6,464    7,521
Net income per common share                      $   .12  $   .32  $   .18  $   .21
Net income per common share-diluted              $   .12  $   .31  $   .18  $   .21
-----------------------------------------------------------------------------------
1996
Operating revenues                               $69,759  $82,581  $97,871  $81,834
Operating income                                  14,092   24,415   33,920   23,272
Net income applicable to common stock              4,881    7,363   15,521    6,245
Net income per common share                      $   .15  $   .22  $   .46  $   .18
Net income per common share-diluted              $   .15  $   .22  $   .44  $   .18
-----------------------------------------------------------------------------------
1995
Operating revenues                               $69,323  $81,257  $94,215  $74,741
Operating income                                  14,286   24,289   35,213    8,399
Net income applicable to common stock                831    7,571   14,394   (5,453)
Net income per common share                      $   .03  $   .24  $   .45  $  (.17)
Net income per common share-diluted              $   .03  $   .24  $   .43  $  (.17)
-----------------------------------------------------------------------------------

As disclosed in Note 2 to the consolidated financial statements, the Company recorded a net $10.3 million charge resulting from the "windfall profits" tax in the United Kingdom during the third quarter of 1997.

As disclosed in Note 3 to the consolidated financial statements, the Company settled the condemnation proceeding with the city of Rio Rancho. As a result, an after-tax gain of $4.3 million is included in the Company's 1996 first quarter earnings.

As disclosed in Note 1 to the consolidated financial statements, the Company recorded a $12.1 million non-cash, pre-tax impairment loss in the fourth quarter of 1995 for various parcels of land held by its real estate subsidiary and for its investment in the environmental testing business.

ITEM 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
-------   ------------------------------------------------------
                ACCOUNTING  AND  FINANCIAL  DISCLOSURE
                --------------------------------------

     There were no changes in or disagreements with accountants on accounting and financial disclosure in 1997.

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

     The information called for by Items 10 (including any information relating to delinquent filers under Section 16 of the Securities Exchange Act of 1934), 11, 12 and 13 is omitted because the registrant will file with the Securities and Exchange Commission, not later than 120 days after the close of the year covered by this Form 10-K, a definitive proxy statement pursuant to Regulation 14A involving the election of directors.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
--------  -------------------------------------------------------
          FORM 8-K
          --------

     The following documents are filed as part of this report:

(a)  Financial Statements and Supplementary Data:   See Item 8
(b)  Reports on Form 8-K filed in the fourth quarter of 1997:  None
(c)  Exhibits:

  3(a) Restated Certificate of Incorporation (Articles of Incorporation) of United Water Resources Inc., dated July 14, 1987 (Filed as Exhibit 4(b) to Registration Statement No. 33-20067)

  3(b) Certificate of Correction to Restated Certificate of Incorporation of United Water Resources Inc., dated August 13, 1987 (Filed as Exhibit 4(c) to Registration Statement No. 33-20067)

  3(c) Certificate of Amendment to the Restated Articles of Incorporation of United Water Resources Inc., dated April 22, 1994, amending Articles 5, 6, 7 and 9 (Filed as Exhibit 3(c) to Registration Statement No. 33-61617)

  3(d) Certificate of Amendment to the Restated Certificate of Incorporation of United Water Resources Inc., dated June 3, 1997, amending Articles 5(a) (Filed as Exhibit 3(d) to Registration Statement No. 333-30229))

  3(e) Amended By-laws of United Water Resources, dated as of March 10, 1994 (Filed as Exhibit 4(l) to Form 10-K for year ended December 31, 1993)

  4(a) Specimen of United Water Resources Common Stock (Filed as Exhibit 4(d) to Registration Statement No. 2-90540)

  4(b) Governance Agreement between United Water Resources and Lyonnaise American Holding, Inc., dated April 22, 1994 (Filed in Appendix A to Registration Statement No. 33-51703)

  4(c) Amendment No. 1 to Goverance Agreement between United Water Resources and Lyonnaise American Holding, Inc., dated June 27, 1996 (Filed as
         Exhibit 4(g) to Registration Statement No. 333-30229

  4(d) Additional instruments defining rights of holders of the Company's long-term debt are not being filed because the securities authorized under each such agreement do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Commission a copy of each such agreement upon request.

  4(e) Certficate of Amendment to the Restated Articles of Incorporation of United Water Resources Inc., dated April 22, 1994 for Series A Cumulative Convertible Preference Stock of United Water Resources Inc. (Filed as Exhibit 4(a) to Registration Statement No. 33-61617)

  4(f) Certificate of Amendment to the Restated Articles of Incorporation of United Water Resources Inc., dated April 22, 1994 for Series B 7 5/8% Cumulative Preferred Stock of United Water Resources Inc. (Filed as
         Exhibit 4(b) to Registration Statement No. 33-61617)


  4(g) Rights Agreement dated July 12, 1989, amended September 15, 1993, between United Water Resources Inc. and ChaseMellon Shareholders Services, L.L.C. (as successor to First Interstate Bank of California) (Filed originally as Exhibit 4(c) to Registration Statement No. 33-32672)

  10(a) Executive Employment Agreement, effective January 1, 1998, between and among United Water Resources Inc. and Donald L. Correll

  10(b) Executive Employment Agreement, effective January 1, 1998, between and among United Water Resources Inc. and David E. Chardavoyne

  10(c) Executive Employment Agreement, effective January 1, 1998, between and among United Water Resources Inc. and Frank DeMicco

  10(d) Executive Employment Agreement, effective January 1, 1998, between and among United Water Resources Inc. and Joseph Simunovich

  10(e) Executive Employment Agreement, effective January 1, 1998, between and among United Water Resources Inc. and John J. Turner

  10(f) Executive Employment Agreement, effective January 1, 1998, between and among United Water Resources Inc. and William Colford

  10(g) Executive Employment Agreement, effective January 1, 1998, between and among United Water Resources Inc. and Robert Iacullo

  10(h) Executive Employment Agreement, effective January 1, 1998, between and among United Water Resources Inc. and John Marino

  10(i) Executive Employment Agreement, effective January 1, 1998, between and among United Water Resources Inc. and John Martinowich

  10(j) Executive Employment Agreement between and among United Water Resources Inc. and Richard B. McGlynn (Filed as Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1994)

  21     Subsidiaries of registrant

  23     Consent of Independent Accountants

  27     Financial Data Schedule

            U N I T E D    W A T E R    R E S O U R C E S    I N C.

                 SCHEDULE VIII  -  CONSOLIDATED  VALUATION  AND
                              QUALIFYING  ACCOUNTS
                            (THOUSANDS  OF  DOLLARS)



                                                       DECEMBER 31,
                                           ------------------------------
                                              1997        1996       1995
                                              ----        ----       ----

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Balance at beginning of period          $ 2,549    $  1,299   $  1,373

   Charges to costs and expenses             1,587      3,162       1,967

   Accounts written off                     (1,770)    (2,116)     (2,275)

   Recoveries of accounts written off          162        204         234
                                           -------    -------    --------

   BALANCE AT END OF PERIOD                $ 2,528    $ 2,549    $  1,299
                                           =======    =======    ========


REAL ESTATE VALUATION RESERVE:
   Balance at beginning of period          $ 3,465    $ 12,696    $ 3,266


   Charges to costs and expenses               ---       ---        9,430


   Sales of properties                        (264)    (9,231)        ---

                                           -------    -------     -------

   BALANCE AT END OF PERIOD                $ 3,201    $ 3,465     $12,696
                                           =======    =======     =======

                              S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED  WATER RESOURCES  INC.
                                            -----------------------------
                                                   (Registrant)

     March 12, 1998                         By   DONALD L. CORRELL
  ---------------------                        ----------------------
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

         SIGNATURE                TITLE                           DATE
         ---------                -----                           ----

                             Chairman, President
    DONALD L. CORRELL        and Chief Executive Officer       March 12, 1998
-------------------------
    (Donald L. Correll)


                             Secretary
    DOUGLAS W. HAWES         and Director                      March 12, 1998
-------------------------
    (Douglas W. Hawes)


    JOHN J. TURNER            Treasurer                        March 12, 1998
-------------------------
    (John J. Turner)

                                   DIRECTORS
                                   ---------

EDWARD  E.  BARR              3/12/98     JON  F.  HANSON        3/12/98
---------------------------   -------     --------------------   -------
(Edward E. Barr)              Date        (Jon F. Hanson)        Date


FRANK  J.  BORELLI            3/12/98     DOUGLAS  W.  HAWES     3/12/98
---------------------------   -------     --------------------   -------
(Frank J. Borelli)            Date        (Douglas W. Hawes)     Date


THIERRY  BOURBIE              3/12/98     GEORGE  F.  KEANE      3/12/98
---------------------------   -------     --------------------   -------
(Thierry Bourbie)             Date        (George F. Keane)      Date


LAWRENCE  R.  CODEY           3/12/98     DENNIS  M.  NEWNHAM    3/12/98
---------------------------   -------     --------------------   -------
(Lawrence R. Codey)           Date        (Dennis M. Newnham)    Date


DONALD  L.  CORRELL           3/12/98     JACQUES  F.  PETRY     3/12/98
---------------------------   -------     --------------------   -------
(Donald L. Correll)           Date        (Jacques F. Petry)     Date


PETER  DEL  COL               3/12/98     MARCIA  L.  WORTHING   3/12/98
---------------------------   -------     --------------------   -------
(Peter Del Col)               Date        (Marcia L. Worthing)   Date


ROBERT  L.  DUNCAN, JR.       3/12/98
---------------------------   -------
(Robert L. Duncan, Jr.)       Date