Form 10-Q
period 1998-03-31
UNITED WATER RESOURCES INC
filed 1998-05-11
CIK 715969

                                 UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            WASHINGTON, D. C. 20549

                                   FORM  10-Q


[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR THE QUARTERLY PERIOD ENDED    MARCH 31, 1998
                               ---------------------

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
                 THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from _____________ to _________________


Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New Jersey                              22-2441477
---------------------------------            -------------------------
    (State or other Jurisdiction                (I.R.S. Employer
          of Incorporation)                     Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
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

                                              Yes   X      No
                                                  -----       -----

Common shares of stock outstanding as of April 30, 1998   36,892,226
                                                         -----------

                        PART  I - FINANCIAL  INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED  BALANCE  SHEET
                             (THOUSANDS OF DOLLARS)

                                                                    MARCH 31,    DECEMBER 31,
                                                                       1998          1997
                                                                   ------------  ------------
                                                                   (UNAUDITED)
ASSETS
------
UTILITY PLANT, including $48,936 and $49,301 under construction     $1,458,311     $1,439,854
  LESS accumulated depreciation                                        305,145        296,820
                                                                    ----------     ----------
                                                                     1,153,166      1,143,034
                                                                    ----------     ----------
UTILITY PLANT ACQUISITION ADJUSTMENTS, NET                              62,585         63,026
                                                                    ----------     ----------

REAL ESTATE AND OTHER INVESTMENTS, less accumulated
  depreciation of $11,945 and $11,497                                   82,051         79,487
EQUITY INVESTMENTS                                                     101,365         99,197
                                                                    ----------     ----------
                                                                       183,416        178,684
CURRENT ASSETS:
  Cash and cash equivalents                                              5,579          8,546
  Restricted cash                                                       30,125         34,581
  Accounts receivable and unbilled revenues, net                        53,729         57,723
  Prepaid and other current assets                                      13,594         11,705
                                                                    ----------     ----------
                                                                       103,027        112,555
                                                                    ----------     ----------
DEFERRED CHARGES AND OTHER ASSETS:
  Regulatory assets                                                     80,394         79,748
  Prepaid employee benefits                                             23,641         21,426
  Unamortized debt expense                                              32,648         31,019
  Other deferred charges and assets                                     26,907         28,850
                                                                    ----------     ----------
                                                                       163,590        161,043
                                                                    ----------     ----------
                                                                    $1,665,784     $1,658,342
                                                                    ==========     ==========
CAPITALIZATION AND LIABILITIES
------------------------------
CAPITALIZATION:
  Common stock and retained earnings                                $  410,222     $  418,601
  Preferred stock without mandatory redemption                           9,000          9,000
  Preferred stock with mandatory redemption                             51,833         51,838
  Preference stock, convertible, with mandatory redemption              34,785         34,741
  Long-term debt                                                       624,813        622,737
                                                                    ----------     ----------
                                                                     1,130,653      1,136,917
                                                                    ----------     ----------
CURRENT LIABILITIES:
  Notes payable                                                         72,542         74,925
  Preferred stock and long-term debt due within one year                 8,038          8,022
  Accounts payable and other current liabilities                        34,384         40,156
  Accrued taxes                                                         30,057         26,878
  Accrued interest and dividends                                        16,714          8,117
                                                                    ----------     ----------
                                                                       161,735        158,098
                                                                    ----------     ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes and investment tax credits                     188,630        183,490
  Customer advances for construction                                    28,630         27,356
  Contributions in aid of construction                                 135,677        133,684
  Other deferred credits and liabilities                                20,459         18,797
                                                                    ----------     ----------
                                                                       373,396        363,327
                                                                    ----------     ----------
                                                                    $1,665,784     $1,658,342
                                                                    ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                      STATEMENT  OF  CONSOLIDATED  INCOME
                      (THOUSANDS, EXCEPT PER SHARE DATA )
                                  (UNAUDITED)

                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                              --------------------------------------
                                                        1998       1997
                                                        ----       ----
OPERATING REVENUES                                    $75,442    $80,006
                                                      -------    -------
OPERATING EXPENSES:
  Operation and maintenance                            39,301     44,062
  Depreciation amortization                             9,368      8,628
  General taxes                                        13,053     12,672
                                                      -------    -------

    TOTAL OPERATING EXPENSES                           61,722     65,362
                                                      -------    -------

OPERATING INCOME                                       13,720     14,644
                                                      -------    -------

INTEREST AND OTHER EXPENSES:
  Interest expense, net of amount capitalized          11,341     11,029
  Allowance for funds used during construction           (863)      (697)
  Preferred stock dividends of subsidiaries               562        567
  Equity earnings of affiliates                        (2,158)    (2,681)
  Other income, net                                      (462)      (696)
                                                      -------    -------

    TOTAL INTEREST AND OTHER EXPENSES                   8,420      7,522
                                                      -------    -------

INCOME BEFORE INCOME TAXES                              5,300      7,122

PROVISION FOR INCOME TAXES                              1,096      1,885
                                                      -------    -------

NET INCOME                                              4,204      5,237
Preferred and preference stock dividends                1,070      1,135
                                                      -------    -------
NET INCOME APPLICABLE TO COMMON STOCK                 $ 3,134    $ 4,102
                                                      =======    =======

NET INCOME PER COMMON SHARE                           $  0.09    $  0.12
                                                      =======    =======
  Average common shares outstanding                    36,400     34,741

NET INCOME PER COMMON SHARE-ASSUMING DILUTION         $  0.09    $  0.12
                                                      =======    =======
  Average common shares outstanding                    38,767     34,741

DIVIDENDS PER COMMON SHARE                            $  0.23    $  0.23
                                                      =======    =======



  The accompanying notes are an integral part of these consolidated financial statements

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------------
                                                            1998             1997
                                                            ----             ----

OPERATING ACTIVITIES:
NET INCOME                                                $  4,204     $  5,237
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                              9,702        8,931
  Equity earnings of affiliates                             (2,158)      (2,681)
  Proceeds from sales of properties                            406        6,864
  Gain on sale of properties                                  (112)      (3,215)
  Improvements to property under development                  (269)        (324)
  Deferred income taxes and investment tax credits, net      5,140        1,523
  Allowance for funds used during construction (AFUDC)        (863)        (697)
  Changes in assets and liabilities:
     Accounts receivable and unbilled revenues               3,994        5,888
     Prepaid and other current assets                       (1,889)      (2,902)
     Prepaid employee benefits                              (2,215)        (223)
     Regulatory assets                                        (646)      (1,315)
     Accounts payable and other current liabilities         (5,772)        (720)
     Accrued taxes                                           3,179        7,727
     Accrued interest                                         (354)         437
     Other, net                                              1,664        2,081
                                                          --------     --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                 14,011       26,611
                                                          --------     --------

INVESTING ACTIVITIES:
  Additions to utility plant (excludes AFUDC)              (17,744)     (10,922)
  Additions to real estate and other investments            (3,013)        (919)
  Change in restricted cash                                  4,456        1,505
                                                          --------     --------
  NET CASH USED IN INVESTING ACTIVITIES                    (16,301)     (10,336)
                                                          --------     --------

FINANCING ACTIVITIES:
  Change in notes payable                                   (2,383)     (22,300)
  Additional long-term debt                                 40,000          368
  Reduction in preferred stock and long-term debt          (37,913)        (360)
  Issuance of common stock                                   5,789        7,845
  Dividends on common stock                                 (8,367)      (7,967)
  Dividends on preferred and preference stock               (1,070)      (1,135)
  Net contributions and advances for construction            3,267        1,006
                                                          --------     --------
  NET CASH USED IN FINANCING ACTIVITIES                       (677)     (22,543)
                                                          --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (2,967)      (6,268)
CASH AND CASH EQUIVALENTS AT BEGINNING  OF PERIOD            8,546        8,961
                                                          --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  5,579     $  2,693
                                                          ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------
                                                               1998      1997
                                                               ----      ----
Supplemental disclosures of cash flow information:

        Interest (net of amount capitalized)                 $11,361   $10,289
        Income taxes paid/(refunded)                           1,040      (827)

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 1 - GENERAL
----------------

     In the opinion of United Water Resources (United Water, or the Company), the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in the Company's audited consolidated financial statements included in its 1997 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform with current year presentation.

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

NOTE 3 - INVESTMENT IN UNITED WATER  SERVICES
---------------------------------------------

     On July 28, 1997, United Water Services LLC (formerly the United Water Resources-Lyonnaise des Eaux Partnership), a joint venture between United Water and Suez Lyonnaise des Eaux, acquired Montgomery Watson's 50% stake in JMM Operational Services (JMM-OSI). As a result, United Water Services Inc. (formerly JMM-OSI) became a wholly owned subsidiary of United Water Services LLC. Prior to the restructuring, United Water Services LLC owned a 50% interest in JMM-OSI and Montgomery Watson owned the remaining 50% interest.

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

     United Properties Group (United Properties), United Water's real estate subsidiary, is a non-regulated business engaged in real estate investment and development activities, including commercial office and retail properties, residential and commercial land development, golf course operations and consulting services. It owns a portfolio of real estate located in New Jersey, New York, Idaho, Delaware and Florida. United Properties also provides consulting and advisory services in support of the real estate assets of the other United Water companies.

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

     United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York participate in a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of March 31, 1998, $30.1 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

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

-------------------------------

     United Properties currently expects to spend $29.4 million over the next five years for capital expenditures on its existing real estate portfolio. Expenditures are projected to be $10.6 million and $5.3 million in 1998 and 1999, respectively. Funding for these expenditures is anticipated to come from sales of properties, operations of existing commercial properties and golf courses, and proceeds of new financings.

     At March 31, 1998, United Water had cash and cash equivalents of $5.6 million (excluding restricted cash) and unused short-term bank lines of credit of $184.9 million. Management expects that unused credit lines currently available, cash flows from operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

YEAR 2000 COMPLIANCE
--------------------

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

     During 1997, the Company's regulated utilities received fifteen rate settlement awards with an aggregate annual revenue increase of $10.7 million. An estimated $5.6 million of this amount was reflected in 1997's revenues while the remaining $5.1 million of carryover impact of the rate awards received in 1997 is expected to increase revenues in 1998.

     At the end of March 1998, there were six rate cases pending in which the Company has requested an aggregate annual rate increase of $9.3 million. The most significant rate cases pending were filed by United Water Delaware and United Water Idaho. On March 11, 1998, United Water Delaware filed a request to increase revenues by $4.1 million, or 24.8%. The Company is expecting permission to place into effect on an interim basis $2.4 million on May 11, 1998.

     In November 1997, United Water Idaho applied to the Idaho Public Utilities Commission for rate relief in the amount of $3.4 million, or 15.5%, in water revenues to meet increased investment in utility plant and higher operation and maintenance costs. A decision is expected by the end of the second quarter of 1998.

     On October 26, 1996, United Water Delaware placed $2.3 million in increased revenues in effect, subject to refund. On July 15, 1997, the Delaware Public Utility Commission granted the Company a permanent rate increase of $1.6 million. On July 16, 1997, the Company filed an appeal and application for a stay of the Commission's Order. On July 29, 1997, the Delaware Superior Court granted a stay of the Commission decision pending the appeal. On March 31, 1998, the Delaware Superior Court handed down a decision finding for the Commission on all issues. The Company has filed a Notice of Appeal with the Supreme Court of Delaware. The Company is fully reserved for all amounts subject to refund and therefore, the final outcome will not have a material effect on earnings.

     Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested, primarily due to differing positions of the parties involved and/or updated information provided during the proceedings. The Company expects to file additional rate cases in 1998 but does not expect that those rate awards, if received in 1998, will have a significant impact on revenues in 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998
---------------------------------------------------------

OVERVIEW

     United Water's net income applicable to common stock for the first quarter of 1998 decreased to $3.1 million from $4.1 million in the comparable period in 1997. Net income per common share for the first quarter of 1998 was nine cents as compared to 12 cents for the same period last year. Utility investments, which include the Northumbrian Partnership, contributed 17 cents per share in 1998 compared with 14 cents per share for the first quarter of 1997. Results for 1997 included a significant land sale that contributed five cents per share. Results for 1998 and 1997 included six cents for corporate charges relating to interest and preferred and preference dividends.

OPERATING REVENUES

     The $4.6 million increase in revenues from the same period in 1997 was attributable to the following factors:

          (thousands of dollars)           Increase (Decrease)
          -----------------------------------------------------
          Utilities:
            Rate awards                    $ 1,411         1.8%
            Consumption                         95         0.1%
            Growth                             660         0.8%
          Real estate                       (6,260)       (7.8%)
          Other operations                    (470)       (0.6%)
          -----------------------------------------------------
                                          $ (4,564)       (5.7%)
          -----------------------------------------------------


     The 1.8% increase in revenues from rate awards in the first quarter of 1998 includes the impact of 1997 rate awards for fifteen of the Company's operating utilities. The increase in revenues due to growth is primarily attributable to the acquisition of a utility in Florida in the fourth quarter of 1997, as well as increased customers at several operating utilities. The 7.8% decrease in real estate revenues was due to a significant land sale in the first quarter of 1997. Other operations decreased slightly mainly due to the absence of revenues from the Company's meter installation subsidiary, which was sold in the fourth quarter of 1997, partially offset by higher revenues from the public-private partnership with Jersey City.

OPERATING EXPENSES

     The increase in operating expenses from the same period in 1997 is due to the following:

          (thousands of dollars)                  (Decrease) Increase
          -----------------------------------------------------------
          Operation and maintenance               $(4,761)     (10.8%)
          Depreciation and amortization               740        8.6%
          General taxes                               381        3.0%
          -----------------------------------------------------------


    The $4.8 million decrease in operation and maintenance expenses was due primarily to the absences of costs associated with a significant land sale in 1997, as well as operating expenses incurred by the Company's meter installation subsidiary, which was sold in December 1997. In addition, the Company's utility subsidiaries experienced lower employee benefits costs. These were partially offset by higher operating expenses resulting from the public-private partnership with Jersey City.

---------------------------------------------------------

    The $740,000 increase in depreciation and amortization was primarily attributable to utility plant additions by the Company's utility subsidiaries.

    General taxes increased $381,000 primarily due to higher gross receipts and franchise taxes in utility operations.

EQUITY EARNINGS OF AFFILIATES

    The $523,000 decrease in equity earnings of affiliates is due to a $.7 million decrease in earnings from United Water Services. This decrease was attributable to additional ownership interest in United Water Services (see Note
3) as well as business development costs associated with ongoing efforts to expand contract operations. This was partially offset by a $.2 million increase in earnings from the Northumbrian Partnership.

INCOME TAXES

    The effective income tax rates on income before preferred and preference stock dividends were 18.7% and 24.5% in the first quarter of 1998 and 1997, respectively. The decrease in the effective rate is primarily attributable to the tax treatment of the earnings from the Northumbrian Partnership. The Company considers the undistributed earnings to be permanently reinvested and has not provided deferred taxes on these earnings.

NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share"(EPS), which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share". This statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. The following table is a reconciliation of the numerator and denominator under each method:

--------------------------------------------------------------------
(thousands, except per share data)

For the three months ended March 31,                   1998         1997
-----------------------------------------------------------------------------

BASIC EPS:
        Net income applicable to common stock        $ 3,134      $ 4,102
        Average common shares outstanding             36,400       34,741
        Net income per common share                  $  0.09      $  0.12

ASSUMING DILUTION:
        Net income applicable to common stock        $ 3,134      $ 4,102
        Convertible preference stock                     503          568
                                                     -------      -------
                                                     $ 3,637      $ 4,670

        Average common shares outstanding             36,400       34,741
        Stock options                                    177           99
        Convertible preference stock                   2,190        2,488
                                                     -------      -------
                                                      38,767       37,328
        Net income per common share                  $  0.09      $  0.13 *

* According to SFAS No. 128, diluted EPS shall not have an antidilutive effect on earnings. Therefore, basic EPS figures are presented on the face of the statement of consolidated income.


    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that business segment financial information be reported in the financial statements utilizing the management approach. The Company believes it is in compliance with this statement.


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

                        PART  II  -  OTHER  INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

     A class action lawsuit was filed in the Supreme Court of the State of New York, New York County, on May 28, 1996 by Steven Tagliaferri and John Ambroselli, individually and on behalf of a class of employees (Plaintiffs) against United Metering Inc., an affiliate of United Water Services, for breach of contract. Plaintiffs claim that United Metering failed to comply with prevailing wage rate regulations in connection with work performed pursuant to certain public works contracts awarded by the New York City Department of Environmental Protection. The damages sought are in excess of $600,000. United Metering filed a response denying Plaintiffs' claims and made a motion for summary judgement seeking dismissal of the lawsuit. Oral argument on such motion was held on March 14, 1997 and on April 1, 1997, a decision was issued granting United Metering's motion to dismiss the lawsuit. Plaintiffs have appealed the decision to the Appellate Division of the Supreme Court of the State of New York. The case is scheduled for the September 1998 Term of the Court. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

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

-----------------

     United Water Toms River, a wholly-owned subsidiary of United Waterworks, has been approached by counsel for several families in its franchise area to notify them that counsel is considering filing a class action lawsuit naming United Water Toms River as one of at least three defendants alleging personal injuries sustained as a result of contaminated water being delivered to the potential plaintiffs. Counsel has reviewed testing data accumulated by the New Jersey Department of Environmental Protection and United Water Toms River which shows that United Water Toms River has delivered water to its customers in complete conformance with all applicable federal and state water quality standards. Suit has not been filed. An agreement tolling the statute of limitations for at least one year has been signed with the potential plaintiffs. Company counsel and officials continue in a dialogue with counsel for the potential plaintiffs and other potential defendants.

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



                              UNITED  WATER  RESOURCES  INC.
                              ------------------------------
                                       (Registrant)



Date:  May 11, 1998           By        JOHN J. TURNER
       ------------               --------------------------
                                         (Signature)
                                        John J. Turner
                                          Treasurer

                                  DULY  AUTHORIZED  AND  CHIEF
                                      ACCOUNTING  OFFICER