Form 10-Q
period 1998-06-30
UNITED WATER RESOURCES INC
filed 1998-08-10
CIK 715969

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D. C. 20549

                                  FORM  10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 1998
                               --------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          New Jersey                                  22-2441477
--------------------------------           --------------------------------
(State or other Jurisdiction                      (I.R.S. Employer
     of Incorporation)                           Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
------------------------------------------------------------------------------
              (Address of principal executive office) (zip code)


                                 201-784-9434
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes     X      No
                                             ---------     __________


Common shares of stock outstanding as of July 31, 1998   37,211,079
                                                        -----------

                        PART  I - FINANCIAL  INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (THOUSANDS OF DOLLARS)

                                                                    JUNE 30,    DECEMBER 31,
                                                                      1998          1997
                                                                   -----------  ------------
                                                                   (UNAUDITED)
ASSETS
------
UTILITY PLANT, including $56,656 and $49,301 under construction     $1,478,207    $1,439,854
  LESS accumulated depreciation                                        312,766       296,820
                                                                   -----------  ------------
                                                                     1,165,441     1,143,034
                                                                    -----------  ------------

UTILITY PLANT ACQUISITION ADJUSTMENTS, NET                              62,143        63,026
                                                                    -----------  ------------

REAL ESTATE AND OTHER INVESTMENTS, less accumulated
  depreciation of $12,512 and $11,497                                   81,294        79,487
EQUITY INVESTMENTS                                                     108,846        99,197
                                                                    -----------  ------------
                                                                       190,140       178,684

CURRENT ASSETS:
  Cash and cash equivalents                                              1,982         8,546
  Restricted cash                                                       27,613        34,581
  Accounts receivable and unbilled revenues, net                        60,990        57,723
  Prepaid and other current assets                                      11,478        11,705
                                                                     -----------  -----------
                                                                       102,063       112,555
                                                                     -----------  -----------

DEFERRED CHARGES AND OTHER ASSETS:
  Regulatory assets                                                     80,116        79,748
  Prepaid employee benefits                                             25,315        21,426
  Unamortized debt expense                                              32,285        31,019
  Other deferred charges and assets                                     28,562        28,850
                                                                     -----------  -----------
                                                                       166,278       161,043
                                                                     -----------  -----------
                                                                    $1,686,065    $1,658,342
                                                                     ===========  ===========
CAPITALIZATION AND LIABILITIES
------------------------------
CAPITALIZATION:
  Common stock and retained earnings                                $  431,380    $  418,601
  Preferred stock without mandatory redemption                           9,000         9,000
  Preferred stock with mandatory redemption                             51,565        51,838
  Preference stock, convertible, with mandatory redemption              30,484        34,741
  Long-term debt                                                       619,322       622,737
                                                                    -----------  -----------
                                                                     1,141,751     1,136,917
                                                                    -----------  -----------

CURRENT LIABILITIES:
  Notes payable                                                         85,695        74,925
  Preferred stock and long-term debt due within one year                 7,417         8,022
  Accounts payable and other current liabilities                        39,659        40,156
  Accrued taxes                                                         27,258        26,878
  Accrued interest and dividends                                         7,562         8,117
                                                                    -----------  -----------
                                                                       167,591       158,098
                                                                    -----------  -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes and investment tax credits                     190,088       183,490
  Customer advances for construction                                    28,879        27,356
  Contributions in aid of construction                                 136,784       133,684
  Other deferred credits and liabilities                                20,972        18,797
                                                                    -----------  -----------
                                                                       376,723       363,327
                                                                    -----------  -----------
                                                                    $1,686,065    $1,658,342
                                                                    ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED INCOME
                      (THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                  FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                 ----------------------  ----------------------
                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                     --------------          --------------
                                                    1998        1997        1998        1997
                                                 ----------  ----------  ----------  ----------

OPERATING REVENUES                                 $86,219     $87,761    $161,661    $167,767
                                                 ----------  ----------  ----------  ----------

OPERATING EXPENSES:
 Operation and maintenance                          41,138      41,278      80,439      85,340
 Depreciation and amortization                       9,601       8,740      18,969      17,368
 General taxes                                      13,209      12,752      26,262      25,424
                                                 ----------  ----------  ----------  ----------

  TOTAL OPERATING EXPENSES                          63,948      62,770     125,670     128,132
                                                 ----------  ----------  ----------  ----------

OPERATING INCOME                                    22,271      24,991      35,991      39,635
                                                 ----------  ----------  ----------  ----------

INTEREST AND OTHER EXPENSES:
 Interest expense, net of amount capitalized        11,544      11,001      22,885      22,030
 Allowance for funds used during construction         (668)     (1,135)     (1,531)     (1,832)
 Preferred stock dividends of subsidiaries             559         564       1,121       1,131
 Equity earnings of affiliates                      (4,820)     (2,927)     (6,978)     (5,608)
 Other income, net                                    (370)       (628)       (832)     (1,324)
                                                 ----------  ----------  ----------  ----------

  TOTAL INTEREST AND OTHER EXPENSES                  6,245       6,875      14,665      14,397
                                                 ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES                          16,026      18,116      21,326      25,238

PROVISION FOR INCOME TAXES                           3,956       5,801       5,052       7,686
                                                 ----------  ----------  ----------  ----------

NET INCOME                                          12,070      12,315      16,274      17,552
Preferred and preference stock dividends             1,028       1,071       2,098       2,206
                                                 ----------  ----------  ----------  ----------
NET INCOME APPLICABLE TO COMMON STOCK              $11,042     $11,244    $ 14,176    $ 15,346
                                                 ==========  ==========  ==========  ==========

NET INCOME PER COMMON SHARE                          $0.30       $0.32       $0.39       $0.44
                                                   =======     =======    ========    ========
 Average common shares outstanding                  36,891      35,378      36,653      35,062

NET INCOME PER COMMON SHARE-ASSUMING DILUTION        $0.30       $0.31       $0.39       $0.44
                                                   =======     =======    ========    ========
 Average common shares outstanding                  38,931      37,753      38,719      37,394

DIVIDENDS PER COMMON SHARE                           $0.23       $0.23       $0.46       $0.46
                                                   =======     =======    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------------
                                                              1998       1997
                                                           ----------  ---------
OPERATING ACTIVITIES:
NET INCOME                                                  $ 16,274   $ 17,552
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization                              19,642     17,993
   Equity earnings of affiliates                              (6,978)    (5,608)
   Proceeds from sales of properties                           1,646      7,863
   Gain on sale of properties                                   (785)    (3,379)
   Improvements to property under development                   (656)      (667)
   Deferred income taxes and investment tax credits, net       6,598      3,112
   Allowance for funds used during construction (AFUDC)       (1,531)    (1,832)
   Changes in assets and liabilities:
           Accounts receivable and unbilled revenues          (3,267)    (1,986)
           Prepaid and other current assets                      227     (3,052)
           Prepaid employee benefits                          (3,889)    (1,262)
           Regulatory assets                                    (368)    (1,590)
           Accounts payable and other current liabilities       (497)     1,228
           Accrued taxes                                         380      4,765
           Accrued interest and dividends                       (555)      (841)
           Other, net                                            169     (2,109)
                                                           ----------  ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                  26,410     30,187
                                                           ----------  ---------

INVESTING ACTIVITIES:
   Additions to utility plant (excludes AFUDC)               (37,606)   (31,553)
   Additions to real estate and other properties              (2,918)    (1,188)
   Additions to equity investments                            (2,245)    (1,000)
   Change in restricted cash                                   6,968      3,748
                                                           ----------  ---------
   NET CASH USED IN INVESTING ACTIVITIES                     (35,801)   (29,993)
                                                           ----------  ---------

FINANCING ACTIVITIES:
   Change in notes payable                                    10,770    (27,500)
   Additional long-term debt                                  40,233     40,368
   Reduction in preferred stock and long-term debt           (44,526)   (17,691)
   Issuance of common stock                                   10,756     13,258
   Dividends on common stock                                 (16,931)   (16,112)
   Dividends on preferred and preference stock                (2,098)    (2,206)
   Net contributions and advances for construction             4,623      3,426
                                                           ----------  ---------
   NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES         2,827     (6,457)
                                                           ----------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (6,564)    (6,263)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               8,546      8,961
                                                           ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  1,982   $  2,698
                                                           ==========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                              ---------------------------------
                                                        1998      1997
                                                      --------  ---------
Supplemental disclosures of cash flow information:

        Interest (net of amount capitalized)           $22,859   $22,246
        Income taxes paid/(refunded)                     1,484      (987)


Supplemental disclosures of non-cash transactions:

Additional common stock was issued upon the conversion of 328,624 and 359,294 shares of preference stock valued at $4.5 million and $5 million during 1998 and 1997, respectively.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


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

NOTE 3 - INVESTMENT IN UNITED WATER SERVICES
--------------------------------------------

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

          United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York participate in a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of June 30, 1998, $27.6 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

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

          At June 30, 1998, United Water had cash and cash equivalents of $2 million (excluding restricted cash) and unused short-term bank lines of credit of $217 million. Management expects that unused credit lines currently available, cash flows from operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

YEAR 2000 COMPLIANCE
--------------------

          United Water is continuing to ensure that all computer systems and applications are prepared for the year 2000. Since 1994, the Company has been in the process of replacing the core business and operating systems with newer technology. As a result, all enterprise-wide systems are scheduled to be year
2000 compliant by the end of 1998.   All work done in relation to addressing
year 2000 compliance has been performed as a by-product of another project. To date, there have been no significant costs associated solely with year 2000 compliance issues. The Company is seeking compliance certification from external interface vendors and service providers. An action plan has been developed that will identify any additional costs and resource commitments
required.   The Company does not believe there will be material future costs associated with year 2000 requirements.

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

          At the end of June 1998, there were eight rate cases pending in which the Company has requested an aggregate annual rate increase of $11 million. The most significant rate cases pending were filed by United Water Delaware and United Water Florida. On March 11, 1998, United Water Delaware filed a request to increase revenues by $4.1 million, or 24.8%. The Company placed $2.4 million in increased revenues into effect on an interim basis on May 11, 1998.

          In May 1998, United Water Florida filed for a proposed agency action requesting a combined increase over existing rates of $5.3 million, or 18.1%. The filing was officially accepted on June 23, 1998.

          On October 26, 1996, United Water Delaware placed $2.3 million in increased revenues in effect, subject to refund. On July 15, 1997, the Delaware Public Utility Commission granted the Company a permanent rate increase of $1.6 million. On July 16, 1997, the Company filed an appeal and application for a stay of the Commission's Order. On July 29, 1997, the Delaware Superior Court granted a stay of the Commission decision pending the appeal. On March 31, 1998, the Delaware Superior Court handed down a decision finding for the Commission on all issues. The Company appealed to the Supreme Court of Delaware on April 28, 1998. The Company is fully reserved for all amounts subject to refund and therefore, the final outcome will not have a material effect on earnings.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------

OVERVIEW

          United Water's net income applicable to common stock for the second quarter of 1998 decreased to $11 million from $11.2 million in the comparable period in 1997. Net income per common share for the second quarter of 1998 was 30 cents as compared to 32 cents for the same period last year. Utility investments, which include the Northumbrian Partnership, contributed $14 million, or 38 cents per share, in 1998 compared with $13.4 million, or 38 cents per share, in 1997. Results for 1998 and 1997 included six cents and seven cents, respectively, for corporate charges primarily for interest and preferred and preference dividends.

OPERATING REVENUES

          The $1.5 million decrease in revenues from the same period in 1997 was attributable to the following factors:

           (thousands of dollars)          Increase/(Decrease)
           ------------------------------------------------------
           Utilities:
             Rate awards                   $ 1,497       1.7%
             Consumption                    (2,427)     (2.8%)
             Growth                            278       0.3%
           Real estate                       1,011       1.2%
           Other operations                 (1,901)     (2.2%)
           ------------------------------------------------------
                                          $ (1,542)     (1.8%)
           ------------------------------------------------------

          The 1.7% increase in revenues from rate awards in the second quarter of 1998 includes the impact of 1997 and current year increases for several of the Company's operating utilities. The increase in revenues due to growth is primarily attributable to the acquisition of a utility in Florida in the fourth quarter of 1997, as well as increased customers at several operating utilities. A decrease in consumption due to unfavorable weather conditions in several service areas more than offset these revenue increases. The increase in real estate revenues was mainly due to higher golf course revenues as well as eight property sales in 1998 compared with four property sales for the same period in 1997. The $1.9 million decrease in other operations is primarily due to the absence of revenues from the Company's meter installation subsidiary, which was sold in the fourth quarter of 1997 and to the timing of recording incentive revenues from the public-private partnership with Jersey City, New Jersey, in 1997.


OPERATING EXPENSES

          The increase in operating expenses from the same period in 1997 is due to the following:


           (thousands of dollars)          (Decrease)/Increase
           ------------------------------------------------------
           Operation and maintenance         $(140)    (0.3%)
           Depreciation and amortization       861      9.9%
           General taxes                       457      3.6%
           ------------------------------------------------------


          The slight decrease in operation and maintenance expenses was due primarily to the absence of operating expenses incurred by the Company's meter installation subsidiary, which was sold in December 1997. This was partially offset by higher outside services and insurance costs at several of the Company's subsidiaries as well as an increase in the costs associated with land sales in 1998.

--------------------------------------------------------

          The $861,000 increase in depreciation and amortization was primarily attributable to utility plant additions by the Company's utility subsidiaries.

          General taxes increased $457,000 primarily due to higher real estate, franchise and gross receipts taxes in utility operations.

EQUITY EARNINGS OF AFFILIATES

          The $1.9 million increase in equity earnings of affiliates is due to a $3 million increase in earnings from the Northumbrian Partnership, resulting primarily from the effect on deferred taxes of a change in the UK corporate tax rate. This was partially offset by a $1.1 million decrease in earnings from United Water Services. This decrease was attributable to business development costs associated with ongoing efforts to expand contract operations as well as additional ownership interest in United Water Services (see Note 3).

INCOME TAXES

          The effective income tax rates on income before preferred and preference stock dividends were 23.9% and 31.1% in the second quarter of 1998 and 1997, respectively. The decrease in the effective rate is primarily attributable to the tax treatment of the earnings from the Northumbrian Partnership. The Company considers the undistributed earnings to be permanently reinvested and has not provided deferred taxes on these earnings.

--------------------------------------------------------

EARNINGS PER SHARE

          In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share"(EPS), which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement supersedes Accounting Principles Board (APB) Opinion No. 15, "Earnings per Share". This statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. The following table is a reconciliation of the numerator and denominator under each method:


(thousands, except per share data)

For the three months ended June 30,        1998           1997
----------------------------------------------------------------

BASIC EPS:
 Net income applicable to common stock    $11,042        $11,244
 Average common shares outstanding         36,891         35,378
 Net income per common share              $   .30        $   .32

ASSUMING DILUTION:
 Net income applicable to common stock    $11,042        $11,244
 Convertible preference stock                 462            503
                                          -------        -------
                                          $11,504        $11,747

 Average common shares outstanding         36,891         35,378
 Stock options                                124            184
 Convertible preference stock               1,916          2,191
                                          -------        -------
                                           38,931         37,753
 Net income per common share              $   .30        $   .31
----------------------------------------------------------------

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998
------------------------------------------------------

OVERVIEW

          United Water's net income applicable to common stock for the six months ended June 30, 1998 decreased to $14.2 million from $15.3 million in the comparable period in 1997. Net income per common share was 39 cents as compared to 44 cents for the same period last year. Results for 1997 included a significant land sale that contributed five cents per share.

OPERATING REVENUES

          The $6.1 million decrease in revenues from the same period in 1997 was attributable to the following factors:

           (thousands of dollars)   Increase/(Decrease)
           ----------------------------------------------
           Utilities:
             Rate awards            $ 2,900      1.7%
             Consumption             (2,325)    (1.4%)
             Growth                     939      0.6%
           Real estate               (5,248)    (3.1%)
           Other operations          (2,372)    (1.4%)
           ----------------------------------------------
                                   $ (6,106)    (3.6%)
           ----------------------------------------------


          The 1.7% increase in revenues from rate awards includes the impact of 1997 and current year increases for several of the Company's operating utilities. The increase in revenues due to growth is primarily attributable to the acquisition of a utility in Florida in the fourth quarter of 1997, as well as increased customers at several operating utilities. A decrease in consumption due to unfavorable weather conditions in several service areas partially offset these revenue increases. The 3.1% decrease in real estate revenues was due to a significiant land sale in the first quarter of 1997 partially offset by higher golf course revenues as well as the sale of fourteen parcels of land in 1998 compared to seven parcels in the same period in 1997. Other operations decreased 1.4% mainly due to the absence of revenues from the Company's meter installation subsidiary, which was sold in the fourth quarter of 1997.

OPERATING EXPENSES

          The increase in operating expenses from the same period in 1997 is due to the following:


           (thousands of dollars)            (Decrease)/Increase
           -------------------------------------------------------
           Operation and maintenance          $(4,901)  (5.7%)
           Depreciation and amortization        1,601    9.2%
           General taxes                          838    3.3%
           -------------------------------------------------------


          The $4.9 million decrease in operation and maintenance expenses was due primarily to the absence of costs associated with a significant land sale in 1997, as well as operating expenses incurred by the Company's meter installation subsidiary, which was sold in December 1997. This was partially offset by higher operating expenses resulting from the public-private partnership with Jersey City.

------------------------------------------------------

          The $1.6 million increase in depreciation and amortization was primarily attributable to utility plant additions by the Company's utility subsidiaries.

          General taxes increased $838,000 primarily due to higher real estate, franchise and gross receipts taxes in utility operations.

OTHER INCOME

          The decrease in other income of $.5 million was mainly due to the sale of four investment properties during 1997.

EQUITY EARNINGS OF AFFILIATES

          The $1.4 million increase in equity earnings of affiliates is due to a $3.2 million increase in earnings from the Northumbrian Partnership, resulting primarily from the effect on deferred taxes of a change in the UK corporate tax rate. This was partially offset by a $1.8 million decrease in earnings from United Water Services. This decrease was attributable to business development costs associated with ongoing efforts to expand contract operations as well as additional ownership interest in United Water Services.

INCOME TAXES

          The effective income tax rates on income before preferred and preference stock dividends were 22.5 % and 29.1 % in the first half of 1998 and 1997, respectively. The decrease in the effective rate is primarily attributable to the tax treatment of the earnings from the Northumbrian Partnership. The Company considers the undistributed earnings to be permanently reinvested and has not provided deferred taxes on these earnings.

EARNINGS PER SHARE

          In February 1997, the FASB issued SFAS No. 128, EPS, which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement supersedes APB Opinion No. 15, "Earnings per Share". This statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. The following table is a reconciliation of the numerator and denominator under each method:

------------------------------------------------------

(thousands, except per share data)

For the six months ended June 30,           1998         1997
---------------------------------------------------------------

BASIC EPS:
 Net income applicable to common stock    $14,176       $15,346
 Average common shares outstanding         36,653        35,062
 Net income per common share              $   .39       $   .44

ASSUMING DILUTION:
 Net income applicable to common stock    $14,176       $15,346
 Convertible preference stock                 965         1,072
                                          -------       -------
                                          $15,141       $16,418

 Average common shares outstanding         36,653        35,062
 Stock options                                150           141
 Convertible preference stock               1,916         2,191
                                          -------       -------
                                           38,719        37,394
 Net income per common share              $   .39       $   .44
---------------------------------------------------------------


NEW ACCOUNTING STANDARDS

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that business segment financial information be reported in the financial statements utilizing the management approach. The Company believes it is in compliance with this statement.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. Due to its limited use of derivative instruments, management believes the adoption of SFAS No. 133 will not have a significant effect on the Company's financial position or results of operations.

          In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Management is assessing the effect, if any, this SOP would have on the Company.

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

------------------------------------------------------

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

          On July 20, 1994, the Townhouse at Lake Isle Home Owners Association, Inc. filed suit against United Water New Rochelle (formerly New Rochelle Water Company), a subsidiary of United Waterworks, in the Supreme Court of the State of New York, Westchester County (the Westchester Court). The suit seeks to recover for alleged property damage arising out of repeated leaks in service lines installed in or about 1982 by the developer of a townhouse complex in Eastchester, New York. The bulk of the relief sought by the plaintiff involves monetary damages for the cost of replacing the service lines, which belong to United Water New Rochelle. The plaintiff did not seek injunctive relief. A default judgment on the issue of liability was entered against United Water New Rochelle on December 2, 1994. United Water New Rochelle has diligently prosecuted motions to reopen and appeal from the default judgment, on the principal ground that the default resulted from a failure by United Water New Rochelle's insurance carrier and claims processing service provider to timely file an answer to the plaintiff's complaint. To date, motions to vacate the default judgment have not been successful. Following an inquest on the issue of damages, the Westchester Court issued a decision, dated December 20, 1996, awarding the plaintiff $1,330,000. The Westchester Court subsequently partially vacated its December 20, 1996 decision on the ground that the relief granted exceeded the plaintiff's original demand and reduced the award to $805,000. On October 7, 1997, the Westchester Court entered a judgment in favor of the plaintiff in the amount of $862,758, which included interest from December 20, 1996. United Water New Rochelle has appealed from the judgment and the prior decisions on its motions to vacate the default judgment. United Water New Rochelle believes that it has meritorious arguments on appeal and on the original matter, should it be reopened. Further, United Water New Rochelle has initiated a legal action seeking reimbursement from third parties of any ultimate liability resulting in this matter. Management believes the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

-----------------

          United Water Toms River, a wholly-owned subsidiary of United Waterworks, has been approached by counsel for several families in its franchise area to notify them that counsel is considering filing a class action lawsuit naming United Water Toms River as one of at least three defendants alleging personal injuries sustained as a result of contaminated water being delivered to the potential plaintiffs. Counsel has reviewed testing data accumulated by the New Jersey Department of Environmental Protection and United Water Toms River which shows that United Water Toms River has delivered water to its customers in complete conformance with all applicable federal and state water quality standards. Suit has not been filed. An agreement tolling the statute of limitations for at least one year has been signed with the potential plaintiffs. United Water Toms River has also entered into a joint defense agreement with other potential defendants, Ciba-Geigy and Union Carbide. This agreement will allow the potential defendants to work together until all disputes with the potential plaintiffs have been resolved.

          United Water is not a party to any other litigation other than routine litigation incidental to the business of United Water. None of such litigation, either individually or in the aggregate, is material to the business of United Water.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 UNITED WATER RESOURCES INC.
                                 ------------------------------
                                           (Registrant)



Date:  August 10, 1998            By     JOHN J. TURNER
       ---------------            -----------------------------
                                           (Signature)
                                         John J. Turner
                                            Treasurer

                                  DULY AUTHORIZED AND CHIEF
                                     ACCOUNTING OFFICER