Form 10-Q
period 1998-09-30
UNITED WATER RESOURCES INC
filed 1998-11-12
CIK 715969

                                 UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            WASHINGTON, D. C. 20549

                                   FORM  10-Q


[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15 (D)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1998
                               -------------------------

                                       OR

[    ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15 (D)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from ______________________ to _______________________

Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                           22-2441477
------------------------------        ----------------------------
  (State or other Jurisdiction                (I.R.S. Employer
       of Incorporation)                      Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
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

                                              Yes     X      No __________
                                                  ---------


Common shares of stock outstanding as of October 31, 1998   37,493,632
                                                           -----------

                        PART  I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------

               UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                        1998           1997
                                                                   --------------  ------------
                                                                    (UNAUDITED)
ASSETS
------
UTILITY PLANT, including $68,742 and $49,301 under construction       $1,504,108     $1,439,854
  LESS accumulated depreciation                                          321,380        296,820
                                                                      -----------   ------------
                                                                       1,182,728      1,143,034
                                                                      -----------   ------------

UTILITY PLANT ACQUISITION ADJUSTMENTS, NET                                61,702         63,026
                                                                      -----------   ------------

REAL ESTATE AND OTHER INVESTMENTS, less accumulated
  depreciation of $13,051 and $11,497                                     81,511         79,487
EQUITY INVESTMENTS                                                       111,703         99,197
                                                                      -----------   ------------
                                                                         193,214        178,684
CURRENT ASSETS:
  Cash and cash equivalents                                                6,948          8,546
  Restricted cash                                                         23,930         34,581
  Accounts receivable and unbilled revenues, net                          69,996         57,723
  Prepaid and other current assets                                        15,465         11,705
                                                                      -----------   ------------
                                                                         116,339        112,555
                                                                      -----------   ------------
DEFERRED CHARGES AND OTHER ASSETS:
  Regulatory assets                                                       80,659         79,748
  Prepaid employee benefits                                               26,989         21,426
  Unamortized debt expense                                                32,089         31,019
  Other deferred charges and assets                                       26,137         28,850
                                                                      -----------   ------------
                                                                         165,874        161,043
                                                                      -----------   ------------
                                                                      $1,719,857     $1,658,342
                                                                      ===========   ============
CAPITALIZATION AND LIABILITIES
-------------------------------
CAPITALIZATION:
  Common stock and retained earnings                                  $  447,817     $  418,601
  Preferred stock without mandatory redemption                             9,000          9,000
  Preferred stock with mandatory redemption                               49,748         51,838
  Preference stock, convertible, with mandatory redemption                30,507         34,741
  Long-term debt                                                         618,714        622,737
                                                                      -----------   ------------
                                                                       1,155,786      1,136,917
                                                                      -----------   ------------
CURRENT LIABILITIES:
  Notes payable                                                           84,625         74,925
  Preferred stock and long-term debt due within one year                   6,279          8,022
  Accounts payable and other current liabilities                          52,661         40,156
  Accrued taxes                                                           28,982         26,878
  Accrued interest and dividends                                           8,256          8,117
                                                                      -----------   ------------
                                                                         180,803        158,098
                                                                      -----------   ------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes and investment tax credits                       192,988        183,490
  Customer advances for construction                                      29,134         27,356
  Contributions in aid of construction                                   139,280        133,684
  Other deferred credits and liabilities                                  21,866         18,797
                                                                      -----------   ------------
                                                                         383,268        363,327
                                                                      -----------   ------------
                                                                      $1,719,857     $1,658,342
                                                                      ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED INCOME
                      (THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                  ----------------------  ----------------------
                                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                  ----------------------  ----------------------
                                                     1998        1997        1998        1997
                                                  -----------  ---------  ----------  ----------
OPERATING REVENUES                                  $108,748    $99,690    $270,409    $267,457
                                                   ---------   --------   ---------   ----------
OPERATING EXPENSES:
  Operation and maintenance                           44,654     42,959     125,093     128,299
  Depreciation and amortization                        9,823      8,687      28,792      26,055
  General taxes                                       14,789     13,875      41,051      39,299
                                                   ---------   --------   ---------   ----------

    TOTAL OPERATING EXPENSES                          69,266     65,521     194,936     193,653
                                                   ---------   --------   ---------   ----------

OPERATING INCOME                                      39,482     34,169      75,473      73,804
                                                   ---------   --------   ---------   ----------

INTEREST AND OTHER EXPENSES:
  Interest expense, net of amount capitalized         11,262     11,755      34,147      33,785
  Allowance for funds used during construction          (947)      (240)     (2,478)     (2,072)
  Preferred stock dividends of subsidiaries              552        563       1,673       1,694
  Equity earnings of affiliates                       (2,071)    (3,565)     (9,049)     (9,173)
  Windfall profits tax of affiliate                       --     10,334          --      10,334
  Other income, net                                     (569)      (396)     (1,401)     (1,720)
                                                   ---------   --------   ---------   ----------

    TOTAL INTEREST AND OTHER EXPENSES                  8,227     18,451      22,892      32,848
                                                   ---------   --------   ---------   ----------

INCOME BEFORE INCOME TAXES                            31,255     15,718      52,581      40,956

PROVISION FOR INCOME TAXES                            10,765      8,185      15,817      15,871
                                                   ---------   --------   ---------   ----------

NET INCOME                                            20,490      7,533      36,764      25,085
Preferred and preference stock dividends                 990      1,069       3,088       3,275
                                                   ---------   --------   ---------   ----------
NET INCOME APPLICABLE TO COMMON STOCK               $ 19,500    $ 6,464    $ 33,676    $ 21,810
                                                   =========   ========   =========   ==========

NET INCOME PER COMMON SHARE                            $0.52      $0.18       $0.91       $0.62
                                                    ========    =======    ========    ========
  Average common shares outstanding                   37,268     35,802      36,848      35,298

NET INCOME PER COMMON SHARE-ASSUMING DILUTION          $0.51      $0.18       $0.90       $0.62
                                                    ========    =======    ========    ========
  Average common shares outstanding                   39,327     38,176      39,023      37,644

DIVIDENDS PER COMMON SHARE                             $0.23      $0.23       $0.69       $0.69
                                                    ========    =======    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------
                                                            1998       1997
                                                          --------   --------
OPERATING ACTIVITIES:
NET INCOME                                                $ 36,764   $ 25,085
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                             29,799     27,001
  Equity (earnings) loss of affiliates                      (9,049)     1,161
  Proceeds from sales of properties                          3,057      8,705
  Gain on sale of properties                                (1,535)    (3,662)
  Improvements to property under development                (1,207)    (1,011)
  Deferred income taxes and investment tax credits, net      9,498      6,196
  Allowance for funds used during construction (AFUDC)      (2,478)    (2,072)
  Changes in assets and liabilities:
     Accounts receivable and unbilled revenues             (12,273)    (4,366)
     Prepaid and other current assets                       (3,760)    (6,609)
     Prepaid employee benefits                              (5,563)    (3,080)
     Regulatory assets                                        (911)    (5,111)
     Accounts payable and other current liabilities         12,505       (561)
     Accrued taxes                                           2,104     10,701
     Accrued interest and dividends                            139        741
     Other, net                                              2,302      2,153
                                                           -------    -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                 59,392     55,271
                                                           -------    -------

INVESTING ACTIVITIES:
  Additions to utility plant (excludes AFUDC)              (62,438)   (48,497)
  Additions to real estate and other properties             (3,742)    (1,641)
  Additions to equity investments                           (2,245)   (15,859)
  Change in restricted cash                                 10,651    (11,699)
                                                           -------    -------
  NET CASH USED IN INVESTING ACTIVITIES                    (57,774)   (77,696)
                                                           -------    -------

FINANCING ACTIVITIES:
  Change in notes payable                                    9,700    (20,200)
  Additional long-term debt                                 40,233     60,368
  Reduction in preferred stock and long-term debt          (48,089)   (18,539)
  Issuance of common stock                                  16,076     19,723
  Dividends on common stock                                (25,422)   (24,341)
  Dividends on preferred and preference stock               (3,088)    (3,275)
  Net contributions and advances for construction            7,374      5,711
                                                           -------    -------
  NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES       (3,216)    19,447
                                                           -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (1,598)    (2,978)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             8,546      8,961
                                                           -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  6,948   $  5,983
                                                           =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                                        1998      1997
Supplemental disclosures of cash flow information:    --------  --------

        Interest (net of amount capitalized)           $33,001   $32,098
        Income taxes paid                                4,676     3,608


Supplemental disclosures of non-cash transactions:

Additional common stock was issued upon the conversion of 330,280 and 359,294 shares of preference stock valued at $4.6 million and $5 million during 1998 and 1997, respectively.

               UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

NOTE 2 - INVESTMENT IN NORTHUMBRIAN PARTNERSHIP
-----------------------------------------------

     On June 28, 1996, United Water and Lyonnaise Europe plc formed the Northumbrian Partnership (the Partnership), an equal partnership which has acquired a 20% interest in Northumbrian Water Group Plc, the fifth largest investor-owned water company (by population served) in the United Kingdom. United Water's share of the Partnership's earnings is included in Equity earnings of affilates in the Statement of Consolidated Income.

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

WINDFALL PROFITS TAX
--------------------

     United Water has a 10% ownership interest in Northumbrian Water Group (Northumbrian), a major investor-owned water services company in the United Kingdom. The United Kingdom's new Labor Government imposed a one-time "windfall profits" tax on privatized utilities in the third quarter of 1997. The levying of this one-time tax negatively impacted the Company's third quarter earnings from its investment in Northumbrian by $13.1 million, which was partially offset by the effect of a change in the tax rate on deferred taxes of $2.8 million.
The result was a net impact of $10.3 million. The imposition of this tax had been factored into the Company's financial analysis at the time of its investment in Northumbrian and was considered in determining the purchase price. The tax will not have an effect on United Water's cash flow or its ability to pay dividends nor will it affect the long-term benefit the Company derives from its investment in Northumbrian.

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

     United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Waterworks and United Water New York participate in a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of September 30, 1998, $23.9 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

     In June 1997, United Water issued $40 million of 7.45%-7.9% Senior Notes ($15 million due 2007 and $25 million due 2022). Proceeds from the notes were used to refinance existing short-term debt of the Company.

-------------------------------

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

     At September 30, 1998, United Water had cash and cash equivalents of $6.9 million (excluding restricted cash) and unused short-term bank lines of credit of $219.3 million. Management expects that unused credit lines currently available, cash flows from operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

YEAR 2000 COMPLIANCE
--------------------

GENERAL
-------

     United Water has been addressing the Year 2000 (Y2K) issues for the last four years. Achieving Y2K compliance and readiness has been a major focus of United Water since the development and approval of the Information Technology Strategic Plan in 1994. This strategic plan was designed specifically to upgrade the technology infrastructure and to align technology with the stated goals and business direction of United Water. The strategic plan addressed the need to redesign the technical infrastructure of United Water as well as replace the aging legacy systems and the existing computer environment. Addressing the Y2K issue was a critical element in designing the new technical infrastructure as well as evaluating and selecting the new application systems.

PROJECT
-------

     United Water's corporate Y2K project encompasses five key components: 1) survey and inventory, 2) assessment of risk, 3) identification and survey of critical vendors/service providers, 4) completion of the replacement of the aging legacy applications, and 5) contingency planning and testing.

     In September 1997 a multi-company, cross-functional task force was established to conduct a company wide survey and inventory of United Water's technical environment including critical vendors and service providers. The inventory of United Water's technical environment is 100% complete. The inventory of United Water's physical environment including embedded chip technology is considered approximately 75% complete and is scheduled for completion by the end of the fourth quarter 1998.

--------------------

     As part of this project, a Y2K risk assessment model was used to determine areas of impact and risk as well as to prioritize the remaining workload of this project. The risk assessment phase of this project is considered 85% complete and is scheduled for completion by the end of the fourth quarter 1998.

     As a part of the original task force, critical vendors and service providers for all companies were identified and surveyed as to the status of their compliance and readiness for Y2K. Those vendors have been surveyed and the Company is awaiting results. This phase of the project is considered approximately 65% complete and is scheduled for completion by the end of the first quarter 1999.

     The fourth phase of this project is the completion of the replacement of the legacy application systems and the technical infrastructure at United Water.

     In 1994, United Water also identified the need to replace the aging customer information systems as a result of the Information Technology Strategic Plan. The implementation of this customer information system is considered 75% complete. It is targeted for full completion by the end of first quarter 1999. Until that software can be customized to address the full enterprise requirements, the Y2K problem will be addressed by the use of a third party's system at certain subsidiaries, which is Y2K compatible. This interim solution provided a Y2K resolution until the final completion of the new customer information system.

     In 1995, United Water created the design and the architecture as the basis for United Water's new technical infrastructure. That design included a client server platform with state-of-the-art ERP software. Concurrent with the design of the architecture, a decision was made to replace all the financial applications within the Company. The new Integrated Financial Management System
(IFMS) included the full financial suite of software including general ledger, time/expense entry, procurement, inventory, budgeting, project costing, and asset management that are Y2K compliant. The first modules went live in January 1997 and all modules were complete by November 1997. This project is considered 90% complete. In addition, several other systems were earmarked for replacement and/or upgrades and are in various stages of completion. All system replacements and/or upgrades are scheduled to be finalized by the end of the second quarter 1999.

     The last phase of the Y2K project focuses on contingency planning/testing and emergency preparedness. To conduct this final phase, a smaller focused task force was developed to coordinate the planning and testing of this critical
phase of the plan.   The major focus of the contingency plan is to address
automation failure of both the Company's financial and operational systems as well as those of its critical vendors. This phase is considered approximately 25% complete as of the end of third quarter 1998 with final completion scheduled for the end of first quarter 1999.

     Overall, United Water is on schedule with all phases of the Y2K project and sees no significant impediment to a timely completion of this project as scheduled.

--------------------

COSTS
-----

     The total cost associated with Y2K compliance and readiness is not expected
to be material to the Company's financial position.   This is in part due to the
fact that Y2K issues have been addressed through the development and implementation of the technical infrastructure of United Water. Costs to date have been associated with the replacement of infrastructure and systems. In essence, Y2K readiness is a by-product of the strategic infrastructure initiatives out of the 1994 Information Technology Strategic Plan.

     Costs for the remainder of 1998 and 1999 are not expected to exceed $200,000 as of this date.

RISKS
-----

     United Water has equity investments in the Northumbrian Partnership and United Water Services. In addition, the Company and United Water Services have entered into several public-private partnerships, including contracts to operate the water and/or wastewater systems of the cities of Milwaukee and Atlanta, that are currently being tested for Y2K compliance.

     Northumbrian Water Group, whose investors include Northumbrian Partnership (see Note 2), and United Water Services have implemented Y2K compliance plans which include dedicating resources to identify and assess any Y2K sensitive problems. Contingency plans are being created and tested at all locations. In addition, manual processes are being identified to be implemented in the case of total automation failure. All systems are expected to be tested and compliant by the third quarter of 1999.

     The uncertainty of Y2K readiness could have a detrimental effect on the income from any of these investment sources. United Water is maintaining close contact with all of the above referenced entities to ensure that appropriate and prudent action is being taken.

     The failure to correct a significant Y2K problem could result in an interruption and/or failure of normal business activities or operations. In addition, due to the uncertainty of the Y2K readiness of third party suppliers and service providers, the Company is unable to determine at this time whether the consequences of third party Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem. The Company believes that, with the implementation of the new technical infrastructure including the new business systems and completion of the Y2K project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     The estimates and conclusions included in the Y2K update contain forward-looking statements and are based on management's best estimates of future events. The risks involved in completing Y2K compliance include the availability of resources, unanticipated problems identified in the ongoing compliance review and the ability of outside vendors/service providers to be Y2K compliant.

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

     At the end of September 1998, there were nine rate cases pending in which the Company has requested an aggregate annual rate increase of $11.6 million. The most significant rate cases pending were filed by United Water Delaware and United Water Florida. On March 11, 1998, United Water Delaware filed a request to increase revenues by $4.1 million, or 24.8%. The Company placed $2.4 million in increased revenues into effect on an interim basis on May 11, 1998.

     In May 1998, United Water Florida filed for a proposed agency action requesting a combined increase over existing rates of $5.3 million, or 18.1%.

     In a separate matter stemming from a prior rate case, in October 1996, United Water Delaware placed $2.3 million in increased revenues in effect, subject to refund. On July 15, 1997, the Delaware Public Utility Commission granted the Company a permanent rate increase of $1.6 million. On July 16, 1997, the Company filed an appeal and application for a stay of the Commission's Order. On July 29, 1997, the Delaware Superior Court granted a stay of the Commission decision pending the appeal. On March 31, 1998, the Delaware Superior Court handed down a decision finding for the Commission on all issues. The Company appealed to the Supreme Court of Delaware on April 28, 1998. Oral argument will be held on November 10, 1998. The Company is fully reserved for all amounts subject to refund and therefore, the final outcome will not have a material effect on earnings.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------------------------------

OVERVIEW

     United Water's net income applicable to common stock for the third quarter of 1998 increased to $19.9 million from $7 million in the comparable period in 1997. Diluted earnings per common share for the third quarter of 1998 were 51 cents as compared to 18 cents for the same period last year. Utility investments, which include the Northumbrian Partnership, contributed $21.9 million, or 55 cents per diluted share, in 1998 compared with $8.7 million, or 23 cents per diluted share, in 1997. Earnings for 1997 included a $10.3 million charge resulting from the "windfall profits" tax in the United Kingdom. Results for both 1998 and 1997 included five cents for corporate charges primarily for interest and preferred and preference dividends.

OPERATING REVENUES

     The $9.1 million increase in revenues from the same period in 1997 was attributable to the following factors:

          (thousands of dollars)           Increase/(Decrease)
          ------------------------------------------------------
          Utilities:
            Rate awards                 $4,113             4.1%
            Consumption                  3,364             3.4%
            Growth                         735             0.7%
          Real estate                    1,579             1.6%
          Other operations                (733)           (0.7%)
          ------------------------------------------------------
                                        $9,058             9.1%
          ------------------------------------------------------

     The 4.1% increase in revenues from rate awards in the third quarter of 1998 includes the impact of 1997 and current year increases for several of the Company's operating utilities. The increase in revenues due to consumption is primarily attributable to favorable weather conditions in several service areas during the third quarter of 1998. Revenues due to growth increased mainly due to the acquisition of a utility in Florida in the fourth quarter of 1997, as well as customer growth at several operating utilities. The $1.6 million increase in real estate revenues was mainly due to higher golf course revenues as well as nine property sales in 1998 compared with five property sales for the same period in 1997. The decrease in other operations is primarily due to the absence of revenues from the Company's meter installation subsidiary, which was sold in the fourth quarter of 1997, partially offset by the timing of recording incentive revenues from the public-private partnership with Jersey City, New Jersey.

OPERATING EXPENSES

     The increase in operating expenses from the same period in 1997 is due to the following:

          (thousands of dollars)               Increase
          ------------------------------------------------
          Operation and maintenance         $1,695   3.9%
          Depreciation and amortization      1,136  13.1%
          General taxes                        914   6.6%
          ------------------------------------------------

    The increase in operation and maintenance expenses was due primarily to higher outside services and computer support services at several of the
Company's subsidiaries.   This was partially offset by the absence of operating
expenses incurred by the Company's meter installation subsidiary, which was sold in December 1997.

-------------------------------------------------------------

     The $1.1 million increase in depreciation and amortization was primarily attributable to utility plant additions by the Company's utility subsidiaries.

    General taxes increased $914,000 primarily due to higher real estate, franchise and gross receipts taxes in utility operations.

EQUITY EARNINGS OF AFFILIATES

    The $1.5 million decrease in equity earnings of affiliates is due to a $.8 million decrease in earnings from United Water Services. This decrease was attributable to business development costs associated with ongoing efforts to expand contract operations as well as additional ownership interest in United Water Services (see Note 3). In addition, excluding the effect of the windfall profits tax, earnings from the Northumbrian Partnership decreased $.3 million, resulting primarily from lower equity earnings from Northumbrian Water Group as well as higher interest rates on UK debt. The Company also experienced lower earnings from other equity investments.

INCOME TAXES

    The effective income tax rates on income before preferred and preference stock dividends were 33.8% and 50.3% in the third quarter of 1998 and 1997, respectively. The decrease in the effective rate is primarily attributable to the tax treatment of the earnings from the Northumbrian Partnership, as well as the effect of the "windfall profits" tax in 1997. The Company considers the undistributed earnings to be permanently reinvested and has not provided deferred taxes on these earnings.

-------------------------------------------------------------

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

       (thousands, except per share data)

       For the three months ended September 30,        1998     1997
       -------------------------------------------------------------

       BASIC EPS:
           Net income applicable to common stock    $19,500  $ 6,464
           Average common shares outstanding         37,268   35,802
           Net income per common share              $   .52  $   .18

        ASSUMING DILUTION:
           Net income applicable to common stock    $19,500  $ 6,464
           Convertible preference stock                 423      502
                                                    -------  -------
                                                    $19,923  $ 6,966

           Average common shares outstanding         37,268   35,802
           Stock options                                143      183
           Convertible preference stock               1,916    2,191
                                                    -------  -------
                                                     39,327   38,176
           Net income per common share              $   .51  $   .18
       -------------------------------------------------------------

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------------------------------

OVERVIEW

    United Water's net income applicable to common stock for the nine months ended September 30, 1998 increased to $35.1 million from $23.4 million in the comparable period in 1997. Diluted earnings per common share were 90 cents as compared to 62 cents for the same period last year. Results for 1997 included a $10.3 million charge resulting from the "windfall profits" tax in the United Kingdom.

OPERATING REVENUES

    The $3 million increase in revenues from the same period in 1997 was attributable to the following factors:

          (thousands of dollars)           Increase/(Decrease)
          ----------------------------------------------------
          Utilities:
            Rate awards                   $ 7,026    2.6%
            Consumption                     1,027    0.4%
            Growth                          1,672    0.6%
          Real estate                      (3,670)  (1.4%)
          Other operations                 (3,103)  (1.1%)
          ----------------------------------------------------
                                          $ 2,952    1.1%
          ----------------------------------------------------

      The 2.6% increase in revenues from rate awards includes the impact of 1997 and current year increases for several of the Company's operating utilities. The increase in revenues due to consumption is primarily attributable to favorable weather conditions in several service areas during the third quarter of 1998. The increase in revenues due to growth is primarily attributable to the acquisition of a utility in Florida in the fourth quarter of 1997, as well as
customer growth at several operating utilities.   The 1.4% decrease in real
estate revenues was due to a significant land sale in the first quarter of 1997 partially offset by higher golf course revenues as well as the sale of twenty three parcels of land in 1998 compared to twelve parcels in the same period in 1997. Other operations decreased 1.1% mainly due to the absence of revenues from the Company's meter installation subsidiary, which was sold in the fourth quarter of 1997, partially offset by the timing of recording incentive revenues from the public-private partnership with Jersey City, New Jersey.

OPERATING EXPENSES

     The increase in operating expenses from the same period in 1997 is due to the following:

           (thousands of dollars)        (Decrease)/Increase
           -------------------------------------------------
           Operation and maintenance        $(3,206)  (2.5%)
           Depreciation and amortization      2,737   10.5%
           General taxes                      1,752    4.5%
           -------------------------------------------------


    The $3.2 million decrease in operation and maintenance expenses was due primarily to the absence of costs associated with a significant land sale in 1997, as well as operating expenses incurred by the Company's meter installation subsidiary, which was sold in December 1997. This was partially offset by higher outside services and computer support services at several of the Company's subsidiaries as well as higher operating expenses resulting from the public-private partnership with Jersey City.

------------------------------------------------------------

    The $2.7 million increase in depreciation and amortization was primarily attributable to utility plant additions by the Company's utility subsidiaries.

    General taxes increased $1.8 million primarily due to higher real estate, franchise and gross receipts taxes in utility operations.

EQUITY EARNINGS OF AFFILIATES

    The slight decrease in equity earnings of affiliates is due to a $2.6 million decrease in earnings from United Water Services. This decrease was attributable to business development costs associated with ongoing efforts to expand contract operations as well as additional ownership interest in United Water Services. In addition, the Company experienced lower earnings from other equity investments. This was partially offset by a $2.9 million increase in earnings, excluding the effect of the windfall profits tax, from the Northumbrian Partnership, resulting primarily from the effect on deferred taxes of a change in the UK corporate tax rate.

INCOME TAXES

    The effective income tax rates on income before preferred and preference stock dividends were 29.2% and 37.2% in the first half of 1998 and 1997, respectively. The decrease in the effective rate is primarily attributable to the tax treatment of the earnings from the Northumbrian Partnership, as well as the effect of the "windfall profits" tax in 1997. The Company considers the undistributed earnings to be permanently reinvested and has not provided deferred taxes on these earnings.

EARNINGS PER SHARE

    In February 1997, the FASB issued SFAS No. 128, EPS, which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement supersedes APB Opinion No. 15, "Earnings per Share". This statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except both the numerator and denominator are increased for the conversion of potential common shares. The following table is a reconciliation of the numerator and denominator under each method:

------------------------------------------------------------

       (thousands, except per share data)

       For the nine months ended September 30,       1998     1997
       -------------------------------------------------------------

       BASIC EPS:
           Net income applicable to common stock    $33,676  $21,810
           Average common shares outstanding         36,848   35,298
           Net income per common share              $   .91  $   .62

       ASSUMING DILUTION:
           Net income applicable to common stock    $33,676  $21,810
           Convertible preference stock               1,387    1,573
                                                    -------  -------
                                                    $35,063  $23,383

           Average common shares outstanding         36,848   35,298
           Stock options                                148      155
           Convertible preference stock               2,027    2,191
                                                    -------  -------
                                                     39,023   37,644
           Net income per common share              $   .90  $   .62
       -------------------------------------------------------------

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

                        PART  II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

     A class action lawsuit was filed in the Supreme Court of the State of New York, New York County, on May 28, 1996 by Steven Tagliaferri and John Ambroselli, individually and on behalf of a class of employees (Plaintiffs) against United Metering Inc., an affiliate of United Water Services, for breach of contract. Plaintiffs claim that United Metering failed to comply with prevailing wage rate regulations in connection with work performed pursuant to certain public works contracts awarded by the New York City Department of Environmental Protection. The damages sought are in excess of $600,000. United Metering filed a response denying Plaintiffs' claims and made a motion for summary judgement seeking dismissal of the lawsuit. Oral argument on such motion was held on March 14, 1997 and on April 1, 1997, a decision was issued granting United Metering's motion to dismiss the lawsuit. Plaintiffs appealed the decision to the Appellate Division of the Supreme Court of the State of New York. Arguments were heard in October and a judgment is pending. The parties were granted 90 days by the Appeals Court to enter into a settlement agreement prior to the issuance of such judgment. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

     On July 20, 1994, the Townhouse at Lake Isle Home Owners Association, Inc. filed suit against United Water New Rochelle (formerly New Rochelle Water Company), a subsidiary of United Waterworks, in the Supreme Court of the State of New York, Westchester County (the Westchester Court). The suit seeks to recover for alleged property damage arising out of repeated leaks in service lines installed in or about 1982 by the developer of a townhouse complex in Eastchester, New York. The bulk of the relief sought by the plaintiff involves monetary damages for the cost of replacing the service lines, which belong to United Water New Rochelle. The plaintiff did not seek injunctive relief. A default judgment on the issue of liability was entered against United Water New Rochelle on December 2, 1994. United Water New Rochelle has diligently prosecuted motions to reopen and appeal from the default judgment, on the principal ground that the default resulted from a failure by United Water New Rochelle's insurance carrier and claims processing service provider to timely file an answer to the plaintiff's complaint. To date, motions to vacate the default judgment have not been successful. Following an inquest on the issue of damages, the Westchester Court issued a decision, dated December 20, 1996, awarding the plaintiff $1,330,000. The Westchester Court subsequently partially vacated its December 20, 1996 decision on the ground that the relief granted exceeded the plaintiff's original demand and reduced the award to $805,000. On October 7, 1997, the Westchester Court entered a judgment in favor of the plaintiff in the amount of $862,758, which included interest from December 20, 1996. United Water New Rochelle has appealed the judgment and the prior decisions on its motions to vacate the default judgment. United Water New Rochelle believes that it has meritorious arguments on appeal and on the original matter, should it be reopened. Further, United Water New Rochelle has initiated a legal action seeking reimbursement from third parties of any ultimate liability resulting in this matter. Management believes the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

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

ITEM 5.        ADVANCE NOTICE
------------------------------

          Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on matters coming before an annual meeting of stockholders, if the Company does not have notice of the matter at least 45 days before the date corresponding to the date on which the Company first mailed its proxy materials for the prior year's annual meeting of stockholders or the date specified by an overriding advance notice provision in the Company's By-Laws. The Company's By-Laws do not contain such an advance notice provision. For the Company's Annual Meeting of Stockholders expected to be held on May 10, 1999, stockholders must submit such written notice to the executive offices of United Water at 200 Old Hook Road, Harrington Park, New Jersey 07640; Attention: Corporate Secretary on or before January 25, 1999.

                               S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              UNITED WATER RESOURCES INC.
                              ------------------------------
                                      (Registrant)



Date:  November 12, 1998      By JOHN J. TURNER
       -----------------      ------------------------------
                                   (Signature)
                                 John J. Turner
                                    Treasurer

                              DULY  AUTHORIZED  AND  CHIEF
                              ACCOUNTING  OFFICER