Form 10-K405
period 1998-12-31
UNITED WATER RESOURCES INC
filed 1999-03-23
CIK 715969

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549

                                   FORM 10-K

       [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                            -----------------
                                      OR
       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period _____________ to ______________
                          Commission File No. 1-8586
                                              ------

                          UNITED WATER RESOURCES INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       NEW JERSEY                                                22-2441477
------------------------                                  ----------------------
(State of incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

   200 OLD HOOK ROAD, HARRINGTON PARK, N.J.                        07640
---------------------------------------------              ---------------------
   (Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:  201-784-9434
                                                     ------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                       Name of Each Exchange
         Title of Each Class                            on Which Registered
         -------------------                           ----------------------
    Common Stock (No par value)                        New York Stock Exchange
    Outstanding at February 28, 1999 -  37,973,793
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
                                             ---------        ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     At February 28, 1999, the registrant's Common Stock, no par value, held by non-affiliates had an aggregate market value of $ 510,725,397. See Item 13.
                                                 ------------

     The following document is incorporated by reference in this Form 10-K:

          United Water Resources Inc. Proxy Statement to be filed in connection with the Registrant's Annual Meeting to be held on May 10, 1999 as to Part III, items 10, 11, 12, and 13.

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

     United Water's principal utility subsidiaries, United Water New Jersey Inc., United Water New York Inc. and the utility subsidiaries of United Waterworks, provide water and wastewater services to approximately two million people in 13 states, with more than half of the Company's utility operations located in northeastern New Jersey and southeastern New York. United Water New Jersey was incorporated by an act of the New Jersey Legislature in 1869. United Water New York was incorporated under the laws of New York in 1893 and is wholly-owned by United Water New Jersey. United Waterworks was incorporated under the laws of Delaware in 1942. Other significant wholly-owned subsidiaries of United Water include: United Properties Group (United Properties), which is engaged in real estate activities, including commercial rentals, land development and sales, golf course operations and consulting services; United Water UK Limited, an equal partner with Lyonnaise Europe in the Northumbrian Partnership (the Partnership), which has acquired a 20% interest in Northumbrian Water Group plc (NWG), a major investor-owned water and wastewater company in the United Kingdom; United Water Mid-Atlantic, whose subsidiaries own and operate water and wastewater systems; United Water


________________________________________________________________________________
NOTE: In addition to the historical information contained herein, this report contains a number of "forward-looking statements," within the meaning of the Securities Exchange Act of 1934. Such statements address future events and conditions concerning, among other things, the adequacy of water supply and utility plant, capital expenditures, earnings on assets, resolution and impact of litigation, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those projected in such statements, by reason of factors including, without limitation, general economic conditions, competition, actions by regulators and other governmental authorities, technological developments and Year 2000 issues affecting the Company's operations, markets, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission, including this report.

USA Inc. (United Water USA) which owns a 50% stake in United Water Services LLC (United Water Services-described below); and United Water Canada Inc. (United Water Canada) and United Water Mexico Inc. (United Water Mexico) which own a 33.3% and 20.5% interest in United Water Services Canada (UWS Canada) and United Water Services Mexico (UWS Mexico), respectively. In addition, the Company has entered into "public-private partnerships" with the cities of Hoboken and Jersey City, New Jersey, whereby the municipalities retain ownership of their systems while the Company operates and maintains them.

     On July 28, 1997, United Water Services, a 50/50 joint venture between United Water and Suez Lyonnaise des Eaux acquired the remaining 50% stake in JMM Operational Services.

     United Water Services provides contract operations and maintenance services for water and wastewater facilities and is pursuing additional contract operations. As a result, United Water Services was awarded several contracts. The largest awards include a ten-year contract to operate the wastewater systems in Milwaukee, Wisconsin, and a 20-year contract to operate the water system in Atlanta, Georgia, with a minority partner. United Water Services also operates a meter installation subsidiary, United Metering, which it purchased from United Water in December 1997 for book value of $6.2 million.

     In July 1997, the Company's subsidiaries, United Water Canada and United Water Mexico acquired a 30% and a 20% interest in UWS Canada and UWS Mexico, respectively. In December 1998, United Water purchased additional interests and now has a 33.3% and a 20.5% interest in UWS Canada and UWS Mexico, respectively.

     At December 31, 1998 and 1997, United Water had equity investments, relating to contract services, of approximately $19.8 million and $20.2 million, respectively, including investments in Canada and Mexico. This amount is included in equity investments in the accompanying consolidated balance sheet. United Water's share of earnings in these investments is included in equity earnings of affiliates in the accompanying statement of consolidated income. See
Item 8, Note 2 to the consolidated financial statements for further details.

     On June 28, 1996, United Water UK Limited and Lyonnaise Europe, a wholly-owned subsidiary of Suez Lyonnaise des Eaux, formed the Partnership, which has acquired a 20% interest in NWG. United Water's initial $62 million investment in the Partnership was made through its wholly-owned subsidiary in the United Kingdom, United Water UK Limited. Investment in the Partnership was $96.3 million and $78.7 million at December 31, 1998 and 1997, respectively, and is included in equity investments in the consolidated balance sheet. United Water's share of the Partnership's earnings, which totaled $17.1 million and $13.6 million (excluding the windfall profits tax) in 1998 and 1997, respectively, is included in equity earnings of affiliates in the accompanying statement of consolidated income.

     During 1997, the United Kingdom's new Labor Government imposed a one-time "windfall profits" tax on privatized utilities. The levying of this one-time tax negatively impacted the Company's earnings from its investment in NWG by $13.1 million, which was partially offset by a reduction in deferred taxes of $2.8 million, which resulted from a change in the UK corporate income tax rate from 33% to 31%. The result was a net loss of $10.3 million. The imposition of this tax had been factored into the Company's financial analysis at the time of its investment in NWG and was considered in determining the purchase price. The tax did not have an effect on United Water's cash flow or ability to pay dividends, nor did it affect the long-term benefit the Company expected to derive from its investment in NWG. See Item 8, Note 2 to the consolidated financial statements for further details.

     In December 1996, the Company announced its intention to dispose of its environmental testing business, Laboratory Resources, a wholly-owned subsidiary of the Company, closing its operations in Teterboro, New Jersey. Subsequently, in January 1997, it sold its laboratory facility in Brooklyn, Connecticut. The Company accounted for this disposal in accordance with the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". The subsidiary had been operating in a very competitive environment over a prolonged period of time and had not contributed to the Company's earnings, with a net loss of $1.5 million in 1996. The operating results of Laboratory Resources prior to the date of discontinuance are shown separately in the accompanying statement of consolidated income and all of the financial statements of prior periods have been restated to reflect the discontinuance of Laboratory Resources' operations. See Item 8, Note 14 to the consolidated financial statements for further details.

     In April 1995, the city of Rio Rancho, New Mexico (the City) and the Company's utility subsidiary, which provided water and wastewater services to customers in Rio Rancho, entered into an original stipulation in settlement of a condemnation action and on June 30, 1995, the City assumed possession of the operations of the utility subsidiary. The original stipulation was contested by various parties, but the City retained possession of the utility's operations.

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

(B)       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
          ---------------------------------------------

     See Item 1 (c) and Note 16 to the consolidated financial statements in Item 8 below for segment information.

(C)       NARRATIVE DESCRIPTION OF BUSINESS
          ---------------------------------

     As a holding company, United Water does not conduct any business operations, except through its subsidiaries.

UTILITY INVESTMENTS
-------------------

     The Company's principal business is providing water and wastewater services to the public at large in areas where its regulated utility subsidiaries possess franchises or other rights to provide such services. Its utility subsidiaries are subject to rate regulation, generally by the regulatory authorities in the states in which they operate.

     United Water New Jersey supplies water service to over 179,000 customers in 60 municipalities in the northeastern part of New Jersey, serving most of Bergen County and the northern part of Hudson County. The total population served is about 750,000 persons. United Water New Jersey is subject to rate regulation by the New Jersey Board of Public Utilities (BPU). United Water New Jersey's principal source of water supply is the Hackensack River, with a watershed of 113 square miles, and is supplemented by water diversions from additional streams and rivers, by ground water supplies drawn from wells and by the purchase of water from contiguous water systems. United Water New Jersey also obtains stream flow benefits from its wholly-owned subsidiary, United Water New York, which owns and operates an impounding reservoir, Lake DeForest, on the Hackensack River in Rockland County, New York, and has available additional water supply from the Wanaque South Project. The Wanaque South Project, which was completed in 1987, is a joint undertaking of United Water New Jersey and the North Jersey District Water Supply Commission. United Water New Jersey has a 50% interest in the utility plant of the Wanaque South Project and is responsible for its proportionate share of operating expenses.

     United Water New York supplies water service to over 64,000 customers in Rockland County, New York, and is subject to rate regulation by the New York Public Service Commission (PSC). The total population served is approximately 250,000 persons. United Water New York's principal source of supply is derived from wells and surface supplies, including the Lake DeForest reservoir.

     United Waterworks is a holding company that provides water and wastewater services to a total of approximately 360,000 customers in 13 states through its regulated water and wastewater utility subsidiaries. The utility subsidiaries of United Waterworks serve a total population of about 1,000,000 persons. Its water utilities obtain water primarily from wells and surface supplies (lakes, ponds, reservoirs and streams), and in a few cases purchase water wholesale from adjoining water systems, generally owned by municipalities. United Waterworks' major water utility subsidiaries are generally not dependent upon water purchased from others, except that United Water New Rochelle, a wholly-owned subsidiary, purchases all of its water from an aqueduct system that is owned by and serves the City of New York. United Waterworks believes that its water utilities have adequate supplies of water for their present requirements, but anticipates making future capital expenditures to expand their sources of water supply, primarily through development of additional wells and expansion of other facilities, to provide for projected increases in future demand because of customer growth.

     Subsidiaries of United Water Mid-Atlantic own and operate several small water and wastewater utility systems that provide water supply, wastewater collection and wastewater transmission services to approximately 6,300 customers primarily in Plainsboro, Vernon Township and Mt. Arlington, New Jersey. United Water Mid-Atlantic's subsidiaries are subject to regulation by the BPU.

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

     In addition, the Company holds a 50% investment in the Northumbrian Partnership, which acquired a 20% interest in Northumbrian Water Group, a major investor-owned water and wastewater company in the United Kingdom. The Company accounts for this investment under the equity method of accounting.

     The following table sets forth information concerning United Water's water and wastewater utility operations, particularly the operations of the nine larger utilities which in 1998 accounted for 83.9% of United Water's utility customers, 91.7% of United Water's utility operating revenues and 91.5% of United Water's net investment in utility plant.

--------------------------------------------------------------------------------
                                             # of Customers at      1998
Major Utility Operations                       Dec. 31, 1998      Revenues
--------------------------------------------------------------------------------
                                                                (in thousands)
   United Water New Jersey                        179,000          $125,507
   United Water New York                           64,000            43,108
   United Waterworks Subsidiaries:
     United Water Florida                          53,516            27,826
     United Water Idaho                            59,310            22,662
     United Water Pennsylvania                     47,437            21,361
     United Water New Rochelle                     30,243            18,552
     United Water Delaware                         32,784            17,195
     United Water Toms River                       45,614            14,563
     United Water Arkansas                         19,299             7,572
--------------------------------------------------------------------------------
Subtotal                                          531,203           298,346
Other utility operations                          101,680            27,129
--------------------------------------------------------------------------------
   Total utility operations                       632,883          $325,475
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

     Customers.  In 1998, the Company's utility revenues were derived as
     ---------
follows: 63% from residential customers, 26% from commercial customers, 7% from industrial customers and 4% from fire protection customers. Of the Company's 604,811 water utility customers at December 31, 1998, 541,813 (90%) were residential customers, 54,846 (9%) were commercial customers and 8,152 (1%) were industrial customers. The Company also had 28,072 wastewater customers at December 31, 1998, many of whom were also water customers of the Company. The Company does not depend on any single customer, because no single customer accounted for more than 10% of the Company's consolidated utility revenues in 1998.

     Capital Expenditures.  The Company's additions to utility plant were $99.7
     --------------------
million in 1998 as compared to $83.3 million in 1997. For a discussion of the Company's capital expenditures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

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

     Rate Matters.  The Company's utility subsidiaries are subject to regulation
     ------------
by state regulatory commissions (or, in one case, by a local authority) having jurisdiction over their respective service areas with regard to rates, services, safety, accounting, issuance of securities, changes in ownership, control or organization and other matters. The rates charged by the Company's utility subsidiaries are fixed by the regulatory authority having jurisdiction over the respective utility. The Company's present rate structure consists of various rate and service classifications. The profitability of the Company's utility subsidiaries is to a large extent dependent upon the timeliness and adequacy of the rate relief allowed by regulatory authorities. Accordingly, the Company maintains a centralized rate management staff which monitors expense increases, capital expenditures and other factors affecting the financial performance of its utility subsidiaries and prepares, files and litigates rate cases. In certain jurisdictions, procedures have been established by the utility regulatory authorities to permit a more rapid, and less costly, recovery of certain expense increases. The Company believes that all of its regulated utilities are in compliance in all material respects with the appropriate state regulations. For a discussion of rate increases granted to the Company's utility subsidiaries in 1998 as well as other rate matters, see Item 8, Note 11 to the consolidated financial statements, below.

NON-REGULATED OPERATIONS
------------------------

     Several of the Company's subsidiaries are engaged in activities which are not subject to regulation of rates, service and similar matters by state public utility commissions. The Company's principal non-regulated operations include
(a) United Properties, a subsidiary engaged in real estate activities, (b) a 50% investment in United Water Services, which provides contract operations and maintenance services for water and wastewater facilities and (c) public-private partnerships with the cities of Jersey City and Hoboken, New Jersey.

     United Properties  United Properties is a non-regulated business engaged in
     -----------------
real estate investment and development activities, including commercial office and retail properties, residential and commercial land development and sales, golf course operations and consulting services. United Properties owns and manages a portfolio of real estate located in New Jersey, New York, Delaware, Idaho and Florida. United Properties also provides consulting and advisory services in support of the real estate assets of the other United Water companies.

     United Water Services  As mentioned above, on July 28, 1997, United Water
     ---------------------
Services acquired the remaining 50% stake in JMM Operational Services.

     United Water Services provides contract operations and maintenance services for water and wastewater facilities and is pursuing additional contract operations. As a result, United Water Services was awarded several contracts. The largest awards include a ten-year contract to operate the wastewater systems in Milwaukee, Wisconsin, and a 20-year contract to operate the water system in Atlanta, Georgia, with a minority partner. United Water Services also operates a meter installation subsidiary, United Metering, which it purchased from United Water in December 1997 for book value of $6.2 million.

     In July 1997, the Company's subsidiaries, United Water Canada and United Water Mexico, acquired a 30% and a 20% interest in UWS Canada and UWS Mexico, respectively, which provide contract operations and maintenance services for water and wastewater facilities. In December 1998, United Water purchased additional interests and now has a 33.3% and a 20.5% interest in UWS Canada and UWS Mexico, respectively. The Company's investments in United Water Services, UWS Canada and UWS Mexico are accounted for under the equity method of accounting.

     Public-Private Partnerships  United Water is forming public-private
     ---------------------------
partnerships and similar arrangements in which municipalities retain ownership of their systems while the Company operates and maintains them. The Company entered into public-private partnerships with the cities of Jersey City and Hoboken, New Jersey in May 1996 and July 1994, respectively.

EMPLOYEE RELATIONS
------------------

     The Company and its subsidiaries have approximately 1,400 employees. Subsidiaries of the Company are parties to agreements with labor unions covering approximately 560 employees at 10 locations. During the past five years, the Company has experienced no work stoppages. The Company considers its employee relations to be good.

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

     During 1996, the EPA issued revisions and a timetable for future revisions of its regulations, which resulted in additional and more stringent standards under the SDWA. Although the Company projects that additional expenditures for utility plant will be required as a result of the 1996 amendments to the SDWA, it anticipates that regulatory authorities will allow a recovery of and return on any investment needed. Accordingly, the Company does not expect any significant adverse financial impact from these regulations on the Company's results of operations or financial condition.

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

     Of the projected $262 million (excluding the effects of inflation) aggregate capital expenditures of United Water's utility subsidiaries over the next five years, approximately 25% are estimated to be related to compliance with environmental laws and regulations.

(D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     ----------------------------------------------------------------------
     SALES
     -----

     Northumbrian Partnership In June 1996, a wholly-owned subsidiary of United
     ------------------------
Water, and Lyonnaise Europe, formed the Partnership, which has acquired a 20% interest in NWG, a major investor-owned water and wastewater company in the United Kingdom. The Company accounts for this investment under the equity method of accounting. See Item 8, Note 2 to the consolidated financial statements, below.

     United Water Services  In July 1997, the Company's subsidiaries, United
     ---------------------
Water Canada and United Water Mexico, acquired a 30% and a 20% interest in UWS Canada and UWS Mexico, respectively, which provide contract operations and maintenance services for water and wastewater facilities. In December 1998, United Water purchased additional interests and now has a 33.3% and a 20.5% interest in UWS Canada and UWS Mexico. The Company accounts for these investments under the equity method of accounting.

ITEM 2.   PROPERTIES
-------   ----------

REGULATED UTILITY OPERATIONS
----------------------------

     United Water's utility subsidiaries own, operate and maintain a total of 406 wells, 104 water treatment plants, with the largest plant having treatment capacities of up to 200 million gallons per day (MGD), 16 wastewater treatment plants, with the largest plant having treatment capacities of up to 3.25 MGD, and 219 ground and elevated storage tanks. The Company's utility subsidiaries also own numerous impounding basins, lift stations and purification stations, generally located on land owned by the respective subsidiaries. In addition, the Company's utility subsidiaries own a total of approximately 7,522 miles of water transmission and distribution mains and 328 miles of wastewater collection mains. The water mains and wastewater collection facilities are located in easements and rights-of-way on or under public highways, streets, waterways and other public places pursuant to statutes, municipal ordinances and permits from state and local authorities, or on or under property owned by the respective subsidiaries or occupied under property rights from the owners, which rights are deemed adequate for the purposes for which they are used. In addition, the Company's subsidiaries own pipelines, meters, services, fire hydrants, transportation vehicles, construction equipment, office furniture and equipment, and computer equipment. United Water's subsidiaries own or lease office space at their respective locations.

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

NON-REGULATED OPERATIONS
------------------------

     United Properties owns approximately 570 acres of land held for sale or under development principally in New Jersey, New York and Florida, and 567,671 square feet of office and retail properties. In addition, United Properties owns or holds interests in two golf properties in New Jersey.

ITEM 3.   LEGAL  PROCEEDINGS
-------   ------------------

     A class action lawsuit was filed in the Supreme Court of the State of New York, New York County, on May 28, 1996 by Steven Tagliaferri and John Ambroselli, individually and on behalf of a class of employees (Plaintiffs) against United Metering Inc., an affiliate of United Water Services, for breach of contract. Plaintiffs claim that United Metering failed to comply with prevailing wage rate regulations in connection with work performed pursuant to certain public works contracts awarded by the New York City Department of Environmental Protection. The damages sought are in excess of $600,000. United Metering filed a response denying Plaintiffs' claims and made a motion for summary judgment seeking dismissal of the lawsuit. Oral argument on such motion was held on March 14, 1997 and on April 1, 1997, a decision was issued granting United Metering's motion to dismiss the lawsuit. Plaintiffs appealed the decision to the Appellate Division of the Supreme Court of the State of New York. Arguments were heard in October 1998 and a settlement in principle in the amount of $285,000 was reached in December 1998 prior to the issuance of the Appellate Division's decision.

     On July 20, 1994, the Townhouse at Lake Isle Home Owners Association, Inc. filed suit against United Water New Rochelle (formerly New Rochelle Water Company), a subsidiary of United Waterworks, in the Supreme Court of the State of New York, Westchester County (the Westchester Court). The suit seeks to recover for alleged property damage arising out of repeated leaks in service lines installed in or about 1982 by the developer of a townhouse complex in Eastchester, New York. The bulk of the relief sought by the plaintiff involves monetary damages for the cost of replacing the service lines, which belong to United Water New Rochelle. The plaintiff did not seek injunctive relief. A default judgment on the issue of liability was entered against United Water New Rochelle on December 2, 1994. United Water New Rochelle has diligently prosecuted motions to reopen and appeal from the default judgment, on the principal ground that the default resulted from a failure by United Water New Rochelle's insurance carrier and claims processing service provider to timely file an answer to the plaintiff's complaint. To date, motions to vacate the default judgment have not been successful. Following a hearing on the issue of damages, the Westchester Court issued a decision, dated December 20, 1996, awarding the plaintiff $1,330,000. The Westchester Court subsequently partially vacated its December 20, 1996 decision on the ground that the relief granted exceeded the plaintiff's original demand and reduced the award to $805,000. On October 7, 1997, the Westchester Court entered a judgment in favor of the plaintiff in the amount of $862,758, which included interest from December 20, 1996. United Water New Rochelle has appealed the judgment and the prior decisions on its motions to vacate the default judgment. United Water New Rochelle believes that it has meritorious arguments on appeal and on the original matter, should it be reopened. Further, United Water New Rochelle has initiated a legal action seeking reimbursement from third parties of any ultimate liability resulting in this matter. Management believes the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

     United Water Toms River, a wholly-owned subsidiary of United Waterworks, has been approached by counsel for several families in its franchise area to notify them that counsel is considering filing a class action lawsuit naming United Water Toms River as one of at least three defendants and alleging personal injuries sustained as a result of contaminated water being delivered to the potential plaintiffs. Counsel has reviewed testing data accumulated by the New Jersey Department of Environmental Protection and United Water Toms River which show that United Water Toms River has delivered water to its customers in complete conformance with all applicable federal and state water quality standards. Suit has not been filed. An agreement tolling the statute of limitations for at least eighteen months has been signed with the potential plaintiffs and took effect February 1998. United Water Toms River has also entered into a joint defense agreement with other potential defendants, Ciba-Geigy and Union Carbide. This agreement will allow the potential defendants to work together until all disputes with the potential plaintiffs have been resolved.

     During September 1998, David Chardavoyne, a former senior executive of the Company, brought a lawsuit against the Company in the United States District Court for the District of Connecticut. In the lawsuit, Chardavoyne claims that the Company breached and wrongfully terminated his employment agreement. His complaint seeks over $1 million in damages. Management believes it has meritorious defenses to this lawsuit. Management further believes the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

     On September 22, 1998, Ramapo Land Co., Inc. commenced a lawsuit against United Water New York (UWNY), a wholly-owned subsidiary of the Company, in the Supreme Court of the State of New York, Rockland County, seeking specific performance of certain provisions of a 1990 Water Release Agreement between UWNY and Ramapo Land. The Water Release Agreement allows UWNY to release water from Cranberry and Potake Lakes to augment flows in the Ramapo River. The lawsuit alleges that UWNY has failed to meet certain maintenance and repair obligations with respect to Cranberry and Potake dams and that water releases have exceeded permitted levels. Management is vigorously defending the litigation and is actively pursuing settlement. If the lawsuit is not resolved successfully, UWNY's water releases from Cranberry and Potake Lakes could be affected, which in turn could impact UWNY's operation of the Ramapo Valley Well Field during periods when the Ramapo River is at low flow. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

     On January 22, 1998, the Pierson Lakes Homeowners Association, Inc. and various individuals (Plaintiffs) commenced a lawsuit against UWNY and Ramapo Land Co., Inc. in the Supreme Court of the State of New York, Rockland County. This litigation is related to the above-referenced lawsuit by Ramapo Land Co., Inc. against UWNY in connection with maintenance and repair obligations and water releases from Cranberry and Potake Lakes. The Pierson Lakes lawsuit seeks declaratory relief, injunctive relief and money damages against UWNY and Ramapo Land Co. in amounts in excess of $25 million. In addition to claims relating to alleged failure to maintain the dams and spillways, Plaintiffs claim that the water releases have damaged the recreational and aesthetic value of the lakes, as well as their docks, boats and other personal property. Management is vigorously defending this action and is also pursuing settlement negotiations with the various parties. Management believes that the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

     United Water is not a party to any other litigation other than routine litigation incidental to the business of United Water. None of such litigation, either individually or in the aggregate, is material to the business of United Water.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

     During the fourth quarter of 1998, there were no matters submitted to a vote of security holders.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   ---------------------------------------------------------------------

     United Water's common stock is traded on the New York Stock Exchange under the symbol UWR. The high and low sales prices for United Water's common stock for 1998, 1997 and 1996 and the dividends paid on the common stock in each quarter were as follows:

(dollars)                             STOCK PRICE                 DIVIDEND
--------------------------------------------------------------------------------
QUARTER                           HIGH           LOW
--------------------------------------------------------------------------------
1998    Fourth                  $25.000        $16.500              $.24
        Third                    19.250         16.375               .23
        Second                   18.438         15.750               .23
        First                    19.875         17.500               .23
--------------------------------------------------------------------------------
1997    Fourth                  $19.750        $16.000              $.23
        Third                    19.813         17.000               .23
        Second                   19.375         16.375               .23
        First                    18.500         15.000               .23
--------------------------------------------------------------------------------
1996    Fourth                  $16.625        $14.625              $.23
        Third                    17.500         12.750               .23
        Second                   13.500         12.000               .23
        First                    13.250         12.000               .23
--------------------------------------------------------------------------------

The high and low stock prices from January 1 to February 28, 1999, were $24.063 and $19.250. There were 18,059 holders of record of United Water's common stock as of February 28, 1999.

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

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

                                                                     Year ended December 31,
----------------------------------------------------------------------------------------------------------------
(thousands of dollars except per share data)            1998         1997        1996        1995        1994
----------------------------------------------------------------------------------------------------------------
Income Statement Data
---------------------

Operating revenues                                $  356,210   $  351,409  $  332,045  $  319,536  $  284,767

Operating income                                      97,600       95,644      95,699      82,183      83,847

Net income applicable to
   common stock                                       43,929       29,331      34,010      17,343      27,887

Net income per common share                             1.19          .83        1.01         .54        1.01

Net income per common share-
   assuming dilution                                    1.17          .83        1.00         .54        1.01

Dividends paid per share                                 .93          .92         .92         .92         .92
================================================================================================================
Balance Sheet Data (at end of period)
-------------------------------------

Total assets                                      $1,769,122   $1,658,342  $1,582,097  $1,516,708  $1,457,427

Long-term debt                                       652,969      622,737     558,093     558,658     505,204
Preferred stock
   without mandatory redemption                        9,000        9,000       9,000       9,000       9,000

Preferred and preference stock
   with mandatory redemption                          80,282       86,579      93,261      98,091      98,173
---------------------------------------------------------------------------------------------------------------

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

SIGNIFICANT ITEMS

The following items had a significant impact on the financial results of United Water Resources (United Water, or the Company):

INVESTMENT IN UNITED WATER SERVICES

     On July 28, 1997, United Water Services, a 50/50 joint venture between United Water and Suez Lyonnaise des Eaux acquired the remaining 50% stake in JMM Operational Services.

     United Water Services provides contract operations and maintenance services for water and wastewater facilities and is pursuing additional contract operations. As a result, United Water Services was awarded several contracts. The largest awards include a ten-year contract to operate the wastewater systems in Milwaukee, Wisconsin, and a 20-year contract to operate the water system in Atlanta, Georgia, with a minority partner. United Water Services also operates a meter installation subsidiary, United Metering, which it purchased from United Water in December 1997 for book value of $6.2 million.

     In July 1997, the Company also acquired a 30% and a 20% interest in United Water Services Canada (UWS Canada) and United Water Services Mexico (UWS Mexico), respectively. In December 1998, United Water purchased additional interests and now has a 33.3% and a 20.5% interest in UWS Canada and UWS Mexico, respectively.

     At December 31, 1998 and 1997, United Water had equity investments, relating to contract services of approximately $19.8 million and $20.2 million, respectively, including investments in Canada and Mexico. This amount is included in equity investments in the accompanying consolidated balance sheet. United Water's share of earnings in these investments is included in equity earnings of affiliates in the accompanying statement of consolidated income.

INVESTMENT IN NORTHUMBRIAN PARTNERSHIP

     On June 28, 1996, United Water and Lyonnaise Europe (a wholly-owned subsidiary of Suez Lyonnaise des Eaux) formed the Northumbrian Partnership (the Partnership), an equal partnership which has acquired a 20% interest in Northumbrian Water Group plc (NWG), a major investor-owned water and wastewater company in the United Kingdom. United Water's initial $62 million investment in the Partnership was made through its wholly-owned subsidiary in the United Kingdom, United Water UK Limited. Investment in the Partnership was $96.3 million and $78.7 million at December 31, 1998 and 1997, respectively, and is included in equity investments in the consolidated balance sheet. United Water's share of the Partnership's earnings, which totaled $17.1 million and $13.6 million in 1998 and 1997, respectively, is included in equity earnings of affiliates in the accompanying statement of consolidated income.

     During 1997, the United Kingdom's new Labor Government imposed a one-time "windfall profits" tax on privatized utilities. The levying of this one-time tax negatively impacted the Company's earnings from its investment in NWG by $13.1 million, which was partially offset by the effect of a change in the tax rate on deferred taxes of $2.8 million. The result was a net impact of $10.3 million. The imposition of this tax had been factored into the Company's financial analysis at the time of its investment in NWG and was considered in determining the purchase price. The tax did not have an effect on United Water's cash flow or ability to pay dividends, nor did it affect the long-term benefit the Company expected to derive from its investment in NWG.

DISCONTINUED OPERATIONS

     In December 1996, the Company announced its intention to dispose of its environmental testing business, Laboratory Resources, a wholly-owned subsidiary of the Company, closing its operations in Teterboro, New Jersey. Subsequently, in January 1997, it sold its laboratory facility in Brooklyn, Connecticut. The Company accounted for this disposal in accordance with the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". The subsidiary had been operating in a very competitive environment over a prolonged period of time and had not contributed to the Company's earnings, with a net loss of $1.5 million in 1996. The operating results of Laboratory Resources prior to the date of discontinuance are shown separately in the accompanying statement of consolidated income and all of the financial statements of prior periods have been restated to reflect the discontinuance of Laboratory Resources' operations. See Note 14 to the consolidated financial statements for further details.

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

LIQUIDITY AND CAPITAL RESOURCES

     As shown in the consolidated statement of cash flows, the Company's major uses of cash in 1998 included: $106 million of capital expenditures and $38.5 million of common, preferred and preference dividends paid to shareholders. The major sources of funds to meet these cash needs included: $85.2 million of additional long-term debt; $80.2 million of cash provided by operations; $23.1 million of proceeds from the issuance of additional shares of common stock; and an $18.5 million increase in short-term notes payable.

     Capital expenditures are generally incurred by United Water's utility subsidiaries in connection with the normal upgrading and expansion of existing water and wastewater facilities and to comply with existing environmental regulations. United Water considers its utility plant to be adequate and in good condition. These capital expenditures are necessary to meet growth requirements and to comply with environmental laws and regulations. Excluding the effects of inflation, the capital expenditures of United Water's utility subsidiaries are projected to aggregate $262 million over the next five years, including $57 million and $58 million in 1999 and 2000, respectively. This total includes $165 million for United Waterworks and $92 million for United Water New Jersey and United Water New York. The expenditures related to compliance with environmental laws and regulations are estimated to be approximately 25% of the projected capital expenditures over the 1999-2003 period. To the best of management's knowledge, the Company is in compliance with all major environmental laws and regulations.

     United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers, and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Water's regulated utilities participate in a number of tax-exempt financings to fund capital expenditures. The companies draw down funds on these financings as qualified capital expenditures are made. As of December 31, 1998, $48.5 million of proceeds from these financings had not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

     In June 1997, United Water issued $40 million of 7.45%-7.9% Senior Notes ($15 million due 2007 and $25 million due 2022). Proceeds from the notes were used to refinance existing short-term debt of the Company.

     In August 1997, United Waterworks issued $20 million of 5.3% tax-exempt Water Resource Development Revenue Bonds, due 2027, through the Idaho Water Resource Board. The proceeds are being used to finance a portion of the costs of certain facilities to be owned by United Water Idaho (a subsidiary of United Waterworks).

     In December 1994, United Waterworks entered into a medium-term note program that enabled United Waterworks to issue up to $75 million of debt with terms ranging from 9 months to 30 years. The interest rates are set as notes are issued under the program. The first $10 million of notes under this program were issued in 1995. In October 1997, United Waterworks issued $15 million of notes under this program, at a rate of 6.8%, with the full amount maturing in 2007. In February 1998, United Waterworks issued an additional $40 million of notes ($20 million at 6.97% due 2023, $15 million at 7.1% due 2028 and $5 million at 6.9% due 2017). In November 1998, United Waterworks issued the final $10 million of notes under this program ($5 million at 6.44% due 2008 and $5 million at 6.97% due 2023). The proceeds were used to redeem outstanding notes payable.

     In June 1996, United Water entered into a $30 million long-term note agreement with Credit Lyonnais to partially fund its investment in the Northumbrian Partnership. The loan bears interest at a London Interbank Offered Rate based floating rate and is payable in annual installments through June 2006. In December 1998, the Company entered into an interest rate swap agreement which fixed the interest rate at 5.24% for 1999 and 5.34% for the years 2000 through 2003.

     In December 1998, United Water New Jersey issued $35 million of 5% Water Facilities Revenue Bonds through the New Jersey Economic Development Authority due 2028. The proceeds are being used to finance the cost of acquiring, constructing and reconstructing certain water transmission, transportation, storage, treatment, and distribution facilities located in Passaic, Bergen, Sussex, and Hudson counties in New Jersey.

     In January 1999, United Water issued $30 million of Senior Notes ($5 million at 6.07% due 2005, $10 million at 6.43% due 2009, $10 million at 6.7% due 2019, and $5 million at 7.04% due 2019). The proceeds were used to redeem all remaining shares of 7 5/8% Series B cumulative preferred stock. See Note 7 to the consolidated financial statements for further details.

     At December 31, 1998, United Water had cash and cash equivalents of $8 million (excluding restricted cash) and unused short-term bank lines of credit of $186.4 million. Management expects that cash flows provided by operations, unused credit lines currently available and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

YEAR 2000 COMPLIANCE

OVERVIEW
--------

     United Water is implementing a Year 2000 (Y2K) program designed to mitigate, to the fullest extent possible, the impact of the century date change on the Company's computer systems and automated processes, including those that affect the delivery of water and wastewater services. The Company initiated this program in 1994 with the Information Technology Strategic Plan (the ITSP), which addressed all areas of technology and automation within United Water. A key component of that plan was the identification of the Y2K problem and the need to address Y2K issues affecting all aspects of the Company's operations. With respect to each project or initiative undertaken at United Water since 1994 that has Y2K ramifications, the Company has addressed "Y2K readiness" as a critical component of that project.

     United Water defines Y2K readiness as the ability of the Company to advance into the next century with minimal effect on the Company's critical computer systems and automated processes that control the delivery of water and wastewater services, and affect the Company's operations, liquidity or financial condition.

     The Y2K program addresses internal systems and processes consisting of application software, hardware, databases, networks, personal computers, data processing equipment and operating systems (collectively, information technology or IT systems) and embedded technology or microprocessors in non-computer equipment (collectively, non-IT systems). The Y2K program also addresses the assessment and monitoring of the Y2K compliance status of third parties upon which the Company relies. This program encompasses the following five phases: 1) survey and inventory, 2) assessment of risk, including the identification and survey of critical vendors and service providers, 3) remediation of non-compliant systems, including the replacement of aging legacy applications, 4) testing and validation of the remediation efforts, and 5) contingency planning and related testing.

     In addition, management believes that United Water has complied with the various Y2K requirements of the regulatory agencies that supervise its activities. Such compliance includes responding to surveys and questionnaires, filing status reports, participating in task forces and sub-committees for the purpose of meeting Y2K readiness targets, and contingency planning efforts.

THE COMPANY'S STATE OF READINESS
--------------------------------

     Consistent with the five phases of the Y2K program, the primary element in United Water's Y2K readiness strategy has been to replace aging IT and non-IT systems, where necessary. This strategy evolved from ITSP which, independent of the Y2K program, identified the need to replace technical infrastructure, including IT and non-IT systems, in order to position United Water and its operating affiliates for a smooth transition into the 21st century. In addition to replacement activities, the Company has also undertaken remediation efforts to upgrade, repair and improve existing IT and non-IT systems where appropriate. These efforts are intended to result in the replacement and upgrading of IT and non-IT systems critical to the operation of the Company, including the provision of water and wastewater services, financial applications, customer information systems and operational systems, such as the Supervisory Control and Data Acquisition System (SCADA), which monitors and controls industrial processes.

     In addition, United Water is currently refining contingency plans and related tests to further mitigate the risk of service interruptions at each of its locations. These contingency plans have been developed, and the testing of each plan is anticipated to be completed by the end of the first quarter of 1999. The major focus of the contingency plans is to address the possibility of automation failure of critical vendors and service providers so that the Company can sustain its operational systems in the event of any such failure.

     As of December 31, 1998, the status of the Company's progress toward completion of the five phases of the Y2K program was as follows: 1) survey and inventory: IT 100%, non-IT 100%; 2) assessment of risk: IT 99%, non-IT 99%; 3) remediation: IT 93%, non-IT 93%; 4) testing: IT 50%, non-IT 50%; and 5) contingency planning: IT 60%, non-IT 60%. All replacements and upgrades are scheduled to be completed by the end of the second quarter of 1999.

     In addition to its own Y2K program, the Company has been involved with Y2K compliance efforts undertaken by one of its equity investments, United Water Services (UWS).

     UWS, which is engaged in providing contract operations to U.S. cities, is implementing a Y2K program following the guidelines established by the Company. This program has been applied to all UWS's project sites and has resulted in the production of inventories, risk assessments, testing methodologies and contingency plans for Y2K compliance. All systems are expected to be finalized and tested by the end of the second quarter of 1999.

     Where UWS has assumed responsibility for part or all of the Y2K compliance efforts of its operating affiliates in the various cities, it is actively coordinating Y2K corrective measures with the cities and their Y2K consultants or representatives, where applicable, to mitigate business interruption exposures associated with the Y2K problem.

     United Water is maintaining close contact with UWS and other entities in which it has equity interests to ascertain that appropriate and prudent action is being taken in order to achieve Y2K compliance.

RELATIONSHIPS WITH THIRD PARTIES
--------------------------------

     United Water has identified the following third party relationships to be addressed as part of the Y2K program: regulatory agencies, critical vendors and service providers.

     United Water is in continuous communication with appropriate regulatory agencies regarding the Y2K issue. All requests for information and status reports, as well as other specific regulatory requirements are handled on a priority basis. Management believes that the Company is in compliance with all regulatory matters relating to Y2K.

     The Company has contacted its critical vendors and service providers to determine the degree of their Y2K readiness. The responses received to date indicate that those vendors and service providers either are or will be Y2K compliant. The status of those vendors and service providers who have either not responded or are not yet compliant is being tracked closely. The electric power and telecommunications industries have been identified as the most critical service providers for the water industry. In the localities in which United Water operates, it is closely monitoring the progress of the local electric power and telecommunications companies and will continue to scrutinize the progress of these providers. The Company is actively monitoring the Y2K compliance status of its critical vendors and service providers and has received approximately 75% of responses. The Company intends to continue monitoring these critical vendors and service providers through its transition into the 21st century.

COSTS
------

     United Water's Y2K readiness evolved from the strategic initiatives of the ITSP which was budgeted as part of the Company's ongoing capital expenditures since 1994. As a result, United Water has been able to keep to a minimum expenses related to Y2K compliance outside of the ITSP budget. The Company's principal technology costs to date have been associated with the planned replacement of IT and non-IT systems, which has not been accelerated due to the Y2K issue.

     United Water estimates its costs to date related to Y2K compliance efforts that fall outside the ITSP budget are approximately $.2 million. Additional non-ITSP budgeted costs expected to be incurred over the remainder of the program are estimated to be $.7 million. These costs include SCADA upgrade as required, internal employee time, as well as other miscellaneous costs.

RISKS
-----

     The most reasonably likely worst case scenarios due to Y2K non-compliance issues would be fluctuations in water pressure, aesthetic water quality and other temporary service interruptions. This would be attributable to third party failures including electric power and telecommunications outages.

     In addition, a Y2K failure from any of the Company's large equity investments including its investment in the Northumbrian Partnership, could have a detrimental effect on the Company's results of operations.

     The estimates and conclusions included in the Y2K update are based on management's best estimates of future events. The risks involved in completing Y2K compliance include the availability of resources, unanticipated problems identified in the ongoing compliance review and the ability of outside vendors and service providers to be Y2K compliant.

CONTINGENCY PLANS
-----------------

     The primary elements of contingency planning include procurement of back-up energy sources, typically adding portable power generators where appropriate, deployment of key personnel on critical dates relating to century date change and providing for the efficient flow of communication both internally and externally in the event of interruption of service during critical dates relating to the century date change.

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

     During 1998, the Company's regulated utilities received fourteen rate decisions with an aggregate annual revenue increase of $8.7 million, which includes $2.4 million in increased revenues effective on an interim basis for United Water Delaware. An estimated $4.7 million of this amount was reflected in 1998's revenues while the remaining $4 million is expected to increase revenues in 1999. Current year revenues also reflect the carryover impact of the rate awards granted in 1997 in the amount of $5.1 million. See Note 11 to the consolidated financial statements for further details.

     At the end of January 1999, the Company had five rate cases pending requesting an aggregate annual rate increase of $10.9 million. The most significant rate cases pending were filed by United Water Florida and United Water Delaware. These filings were made to meet increased investment in utility plant and higher operation and maintenance costs. In May 1998, United Water Florida applied to the Florida Public Service Commission for rate relief in the amount of $2.2 million, or 24.3%, in water revenues and $3.1 million, or 18.7%, in wastewater revenues. A decision on the United Water Florida application is expected before the end of the first quarter of 1999.

     On March 11, 1998, United Water Delaware applied to the Delaware Public Service Commission for rate relief in the amount of $4.1 million, or 24.8%, in water revenues. On May 11, 1998, interim rates of $2.4 million were placed in effect, subject to refund. A decision on this application is expected before the end of the second quarter of 1999. The Company believes the outcome of this application will not have a material effect on earnings.

     On October 26, 1996, United Water Delaware placed $2.3 million in increased revenues in effect, subject to refund. On July 15, 1997, the Delaware Public Utility Commission granted the Company a permanent rate increase of $1.6 million. On July 16, 1997, the Company filed an appeal and application for a stay of the Commission's Order. On July 29, 1997, the Delaware Superior Court granted a stay of the Commission decision pending the appeal. On March 31, 1998, the Superior Court decided in favor of the Commission. The Company appealed this decision to the Supreme Court of Delaware and on February 11, 1999, the Supreme Court reversed the Commission's decision which denied the $.7 million annual revenue increase, subject to refund and remanded the matter to the Commission. The Company expects that the Commission will enter an Order on remand which will eliminate the prospect of refunding any part of the $2.3 million.

     The Company has requested and received recovery of its regulatory assets for postretirement benefits other than pension as well as the recognition of the current expense for these benefits for the majority of its regulated subsidiaries. The regulatory assets are expected to be recovered over an average period of 15 years. At December 31, 1998, three regulated subsidiaries were awaiting decisions from the applicable commissions. Management believes it will receive favorable decisions on the pending cases prior to the end of 1999.

     Generally, the rate awards actually received by the Company's operating utilities are less than the amounts requested, primarily due to differing positions of the parties involved and/or updated information provided during the proceedings.

REAL ESTATE ACTIVITIES

     United Properties Group (United Properties) owns and manages a portfolio of real estate located in New Jersey, New York, Delaware, Idaho, and Florida, consisting of commercial properties, golf courses and land under development.

     United Properties expects to spend $25.9 million over the next five years for capital expenditures on its existing real estate portfolio, including $8.3 million and $6.9 million in 1999 and 2000, respectively. Funding for United Properties' activities is anticipated to come from sales of properties, operations of existing commercial properties and golf courses, and proceeds from new financings. The timing of these expenditures will depend upon market conditions and the attainment of necessary approvals.

RESULTS OF OPERATIONS

OVERVIEW

     United Water's net income applicable to common stock for 1998 was $43.9 million, or $1.19 per common share, as compared to $29.3 million, or $.83 per common share, earned in 1997. Earnings for 1997 included a net $10.3 million charge resulting from the "windfall profits" tax in the United Kingdom. Income before non-recurring items was $43.9 million, or $1.19 per common share for 1998 compared with $39.7 million, or $1.12 per common share for 1997. This increase was attributable to improved domestic utility performance as a result of rate awards, higher water consumption and a property tax settlement relating to a prior year. In addition, the Company experienced higher earnings from the Northumbrian Partnership primarily due to the effect on deferred taxes of a decrease in the UK corporate tax rate.

     United Water's net income applicable to common stock for 1997 was $29.3 million, or $.83 per common share, as compared to $34 million, or $1.01 per common share, earned in 1996. Earnings for 1997 included a net $10.3 million charge resulting from the "windfall profits" tax in the United Kingdom. Income from continuing operations and before non-recurring items was $39.7 million, or $1.12 per common share for 1997 compared with $34.1 million, or $1.01 per common share for 1996. This increase was attributable to a $6 million increase in equity earnings of affiliates during 1997, which resulted from a full year of operations in the United Kingdom. Earnings for 1996 included a one-time, after-tax gain of $4.3 million, or $.13 per common share, resulting from a condemnation settlement in New Mexico which was offset by a charge relating to the discontinuance of the Company's environmental testing business.

OPERATING REVENUES

     Operating revenues increased $4.8 million, or 1.4%, in 1998 and $19.4 million, or 5.8%, in 1997 from the prior years, as follows:

-----------------------------------------------------------------------------------
                                        1998 VS. 1997             1997 vs. 1996
(thousands of dollars)               INCREASE (DECREASE)       Increase (Decrease)
-----------------------------------------------------------------------------------
Utilities:
   Rate awards                       $ 9,790      2.8%         $10,650      3.2%
   Consumption                         1,346      0.4%             137      0.0%
   Growth                                993      0.3%           3,276      1.0%
Real estate                           (3,879)    (1.1%)          6,306      1.9%
Other operations                      (3,449)    (1.0%)         (1,005)    (0.3%)
-----------------------------------------------------------------------------------
                                     $ 4,801      1.4%         $19,364      5.8%
-----------------------------------------------------------------------------------

1998 VERSUS 1997

     The 2.8% increase in revenues from rate awards in 1998 includes the impact of fifteen 1997 and fourteen current year increases for the Company's operating utilities. Higher consumption due to favorable weather conditions in northeast service areas resulted in an increase in revenues of $1.3 million in 1998. The increase in revenues due to growth is partially attributable to increased customers at several operating utilities. Real estate revenues decreased $3.9 million primarily due to lower land sale revenues as a result of a significant land sale in the first quarter of 1997, partially offset by higher golf course revenues. The $3.4 million decrease in operating revenues from other operations was primarily attributable to the absence of revenues from the Company's meter installation subsidiary, which was sold in the fourth quarter of 1997, partially offset by an increase in revenues from the public-private partnership with Jersey City, New Jersey.

1997 VERSUS 1996

     The 3.2% increase in revenues from rate awards in 1997 includes the impact of ten 1996 and fifteen 1997 increases for the Company's operating utilities. The increase in revenues due to growth is partially attributable to the acquisitions of two utilities in New Jersey in the second quarter of 1996 as well as increased customers at several operating utilities. Real estate revenues were higher as compared to 1996, primarily due to a $5.8 million increase in property sales, which included a significant land sale, in addition to higher golf course revenues. The $1 million decrease in operating revenues from other operations was primarily attributable to lower revenues from meter installation contracts, partially offset by the benefit of a full year of operations from the public-private partnership with Jersey City, which commenced in May 1996. In December 1997, United Water sold United Metering, its meter installation subsidiary, to United Water Services. As a result, United Water retains 50% ownership in United Metering.

OPERATING EXPENSES

     Operating expenses increased $2.8 million in 1998 and $19.4 million in 1997 from the prior years, as follows:

-------------------------------------------------------------------------
                                     1998 VS. 1997      1997 vs. 1996

(thousands of dollars)             DECREASE INCREASE       Increase
-------------------------------------------------------------------------
Operation and maintenance          $  (560)   (0.3%)    13,069    8.4%
Depreciation and amortization        5,256    15.1%      3,842   12.5%
General taxes                       (1,851)   (3.6%)     2,508    5.1%
-------------------------------------------------------------------------

1998 VERSUS 1997

     The decrease in operation and maintenance expenses was due primarily to the absence of costs from the Company's meter installation subsidiary, which was sold in the fourth quarter of 1997 as well as a $3.9 million decrease in the cost of real estate properties sold, primarily due to a significant land sale in the first quarter of 1997. This was partially offset by the write-off of deferred start-up charges under Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" as well as higher outside services and employee benefits costs at several of the Company's subsidiaries.

     The $5.3 million increase in depreciation and amortization was primarily attributable to utility plant additions by the Company's utility subsidiaries, as well as accelerated amortization associated with the service contract in Jersey City.

     General taxes decreased $1.9 million, or 3.6%, in 1998 primarily due to a property tax settlement received in the fourth quarter of 1998. This was partially offset by higher real estate, franchise and gross receipts taxes in utility operations.

1997 VERSUS 1996

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

INTEREST EXPENSE

     Interest expense increased $.5 million in 1998 and $.4 million in 1997 compared to prior years. See the statement of consolidated capitalization and
Note 4 to the consolidated financial statements for further details on long-term debt and notes payable.

EQUITY EARNINGS OF AFFILIATES

     The $.8 million increase in equity earnings of affiliates in 1998 was due mainly to a $3.5 million increase in earnings from the Northumbrian Partnership which resulted primarily from the effect on deferred taxes of a decrease in the UK corporate tax rate.

     This was partially offset by a $2.2 million decrease in combined earnings from United Water Services, UWS Canada and UWS Mexico. This decrease was primarily attributable to business development costs associated with ongoing efforts to expand contract operations. One of the successes resulting from these efforts came in November 1998, when United Water Services was awarded a 20-year contract, with annual revenues of $21.4 million, to operate the water system in Atlanta, Georgia, with a minority partner. The Company also experienced lower equity earnings as a result of a one-time condemnation settlement by its other equity investment, Dundee Water Power and Land.

INCOME TAXES

     The effective income tax rates on income before preferred and preference stock dividends were 27.9% in 1998, 36.4% in 1997 and 36.5% in 1996. An analysis of income taxes is included in Note 12 to the consolidated financial statements.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. Due to its limited use of derivative instruments, management believes the adoption of SFAS No. 133 will not have a significant effect on the Company's financial position or results of operations.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                                                                         PAGE
                                                                         ----
     Financial Statements:

     Report of Independent Accountants                                        34

     Consolidated Balance Sheet at
        December 31, 1998 and 1997                                            35

     Statement of Consolidated Income for each of the
        years ended December 31, 1998, 1997 and 1996                          36

     Statement of Consolidated Common Equity for each of
        the years ended December 31, 1998, 1997 and 1996                      37

     Statement of Consolidated Cash Flows for each of the
        years ended December 31, 1998, 1997 and 1996                          38

     Statement of Consolidated Capitalization at
        December 31, 1998 and 1997                                            39

     Notes to Consolidated Financial Statements                          40 - 66

     Financial Statement Schedules:
        For the three years ended December 31, 1998
          VIII -  Consolidated Valuation and Qualifying Accounts              73

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

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
United Water Resources

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United Water Resources and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of United Water Resources' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
New York, New York
February 25, 1999

                          CONSOLIDATED BALANCE SHEET
                    UNITED WATER RESOURCES AND SUBSIDIARIES

                                                                                            December 31,
(thousands of dollars)                                                                  1998           1997
--------------------------------------------------------------------------------------------------------------
ASSETS
UTILITY PLANT, including $47,348 and $49,301 under construction                      $1,540,564    $1,439,854
   Less accumulated depreciation                                                        328,224       296,820
                                                                                     ----------    ----------
                                                                                      1,212,340     1,143,034
UTILITY PLANT ACQUISITION ADJUSTMENTS,
   Less accumulated amortization of $11,411 and $9,527                                   61,320        63,026

REAL ESTATE AND OTHER INVESTMENTS,
   Less accumulated depreciation of $13,628 and $11,497                                  81,630        79,487
EQUITY INVESTMENTS                                                                      116,598        99,197
                                                                                     ----------    ----------
                                                                                        198,228       178,684

CURRENT ASSETS:
   Cash and cash equivalents                                                              8,011         8,546
   Restricted cash                                                                       48,495        34,581
   Accounts receivable and unbilled revenues, less allowance of $1,204 and $2,528        59,693        57,723
   Prepaid and other current assets                                                      12,235        11,705
                                                                                     ----------    ----------
                                                                                        128,434       112,555

DEFERRED CHARGES AND OTHER ASSETS:
   Regulatory assets                                                                     76,548        79,748
   Prepaid employee benefits                                                             29,237        21,426
   Unamortized debt expense                                                              34,745        31,019
   Other deferred charges and assets                                                     28,270        28,850
                                                                                     ----------    ----------
                                                                                        168,800       161,043

                                                                                     $1,769,122    $1,658,342
                                                                                     ==========    ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common stock and retained earnings                                                $  456,029    $  418,601
   Preferred stock without mandatory redemption                                           9,000         9,000
   Preferred stock with mandatory redemption                                             49,748        51,838
   Preference stock, convertible, with mandatory redemption                              30,534        34,741
   Long-term debt                                                                       652,969       622,737
                                                                                     ----------    ----------
                                                                                      1,198,280     1,136,917

CURRENT LIABILITIES:
   Notes payable                                                                         93,400        74,925
   Preferred stock and long-term debt due within one year                                 5,795         8,022
   Accounts payable and other current liabilities                                        36,525        32,833
   Accrued taxes                                                                         24,257        26,878
   Accrued interest and dividends                                                         8,023         8,117
                                                                                     ----------    ----------
                                                                                        168,000       150,775

DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes and investment tax credits                                     195,368       183,490
   Customer advances for construction                                                    30,648        27,356
   Contributions in aid of construction                                                 143,327       133,684
   Other deferred credits and liabilities                                                33,499        26,120
                                                                                     ----------    ----------
                                                                                        402,842       370,650
   Commitments and contingencies (Notes 6 and 11)
                                                                                     $1,769,122    $1,658,342
                                                                                     ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       STATEMENT OF CONSOLIDATED INCOME
                    UNITED WATER RESOURCES AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------
                                                                       Years ended December 31,
(thousands except per share data)                                 1998           1997           1996
-------------------------------------------------------------------------------------------------------
OPERATING REVENUES                                             $ 356,210      $ 351,409      $ 332,045
OPERATING EXPENSES:
 Operation and maintenance                                       168,387        168,947        155,878
 Depreciation and amortization                                    39,950         34,694         30,852
 General taxes                                                    50,273         52,124         49,616
                                                               ---------      ---------      ---------
   TOTAL OPERATING EXPENSES                                      258,610        255,765        236,346
                                                               ---------      ---------      ---------
OPERATING INCOME                                                  97,600         95,644         95,699
INTEREST AND OTHER EXPENSES:
 Interest expense, net of amount capitalized                      45,917         45,372         44,951
 Allowance for funds used during construction                     (4,567)        (3,397)        (3,355)
 Preferred stock dividends of subsidiaries                         2,223          2,256          2,277
 Gain on New Mexico settlement                                        --             --        (10,372)
 Windfall profits tax of affiliate                                    --         10,334             --
 Equity earnings of affiliates                                   (11,451)       (10,647)        (4,617)
 Other income, net                                                (1,959)        (2,529)        (2,083)
                                                               ---------      ---------      ---------
   TOTAL INTEREST AND OTHER EXPENSES                              30,163         41,389         26,801
                                                               ---------      ---------      ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                                     67,437         54,255         68,898
PROVISION FOR INCOME TAXES                                        19,450         20,579         25,878
                                                               ---------      ---------      ---------
INCOME FROM CONTINUING OPERATIONS                                 47,987         33,676         43,020
Preferred and preference stock dividends                           4,058          4,345          4,613
                                                               ---------      ---------      ---------
NET INCOME APPLICABLE TO COMMON STOCK
 FROM CONTINUING OPERATIONS                                    $  43,929      $  29,331      $  38,407
DISCONTINUED OPERATIONS:
 Loss from discontinued operations, net of income
   tax benefit of $824                                                 -              -         (1,532)
 Loss on disposal of discontinued business, net
   of income tax benefit of $1,543                                     -              -         (2,865)
                                                               ---------      ---------      ---------
Loss from discontinued operations                                      -              -         (4,397)
                                                               ---------      ---------      ---------
NET INCOME APPLICABLE TO COMMON STOCK                          $  43,929      $  29,331      $  34,010
                                                               =========      =========      =========
AVERAGE COMMON SHARES OUTSTANDING                                 37,028         35,492         33,707
NET INCOME (LOSS) PER COMMON SHARE
 Continuing operations                                         $    1.19      $     .83      $    1.14
 Discontinued operations                                               -              -           (.13)
                                                               ---------      ---------      ---------
   TOTAL                                                       $    1.19      $     .83      $    1.01
                                                               =========      =========      =========

AVERAGE COMMON SHARES OUTSTANDING-ASSUMING DILUTION               39,192         37,838         36,218
NET INCOME (LOSS) PER COMMON SHARE
 Continuing operations                                         $    1.17      $     .83      $    1.12
 Discontinued operations                                               -              -           (.12)
                                                               ---------      ---------      ---------
   TOTAL                                                       $    1.17      $     .83      $    1.00
                                                               =========      =========      =========

  The accompanying notes are an integral part of these consolidated financial statements

                    STATEMENT OF CONSOLIDATED COMMON EQUITY
                    UNITED WATER RESOURCES AND SUBSIDIARIES

                                                               Common Stock       Cumulative
                                                             Number              Translation    Retained
(thousands)                                                of shares    Amount    Adjustment    Earnings
-----------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                                  32,880  $304,663           --     $ 53,639
  Dividend reinvestment and stock purchase plans               1,375    18,845           --           --
  Cumulative translation adjustment                               --        --       $6,703           --
  Conversion of 5% preference stock                              294     4,624           --           --
  Net income applicable to common stock                           --        --           --       34,010
  Cash dividends paid on common stock, $.92 per share             --        --           --      (30,994)
-----------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                                  34,549   328,132        6,703       56,655
  Dividend reinvestment and stock purchase plans               1,446    25,083           --           --
  Cumulative translation adjustment                               --        --          591           --
  Conversion of 5% preference stock                              300     4,742           --           --
  Net income applicable to common stock                           --        --           --       29,331
  Cash dividends paid on common stock, $.92 per share             --        --           --      (32,636)
-----------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                                  36,295   357,957        7,294       53,350
  Dividend reinvestment and stock purchase plans               1,264    23,068           --           --
  Cumulative translation adjustment                               --        --          464           --
  Conversion of 5% preference stock                              277     4,394           --           --
  Net income applicable to common stock                           --        --           --       43,929
  Cash dividends paid on common stock, $.93 per share             --        --           --      (34,427)
-----------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                                  37,836  $385,419       $7,758     $ 62,852
-----------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                    UNITED WATER RESOURCES AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------
                                                                                    Years ended December 31,
(thousands of dollars)                                                        1998           1997         1996
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
NET INCOME                                                                 $  47,987     $  33,676      $ 38,623
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                               41,300        35,959        32,068
  Deferred income taxes and investment tax credits, net                       11,878         8,934        18,399
  Gain on New Mexico settlement                                                   --            --       (10,372)
  Equity earnings of affiliates                                              (11,451)         (313)       (4,617)
  Proceeds from sale of United Metering                                           --         6,223            --
  Proceeds from sales of properties                                            3,761        11,068         4,385
  Gain on sales of properties                                                 (2,605)       (5,220)         (935)
  Improvements to property under development                                  (2,125)       (1,376)       (1,333)
  Loss on disposal of discontinued operations                                     --            --         4,408
       Allowance for funds used during construction                           (4,567)       (3,397)       (3,355)
  Changes in assets and liabilities, net of effect of
    New Mexico settlement and acquisitions:
    Accounts receivable and unbilled revenues                                 (1,970)        2,551        (3,729)
    Prepayments                                                                 (530)         (311)        3,397
    Prepaid employee benefits                                                 (7,811)       (5,287)       (3,757)
    Regulatory assets                                                          3,200        (4,569)       (8,821)
    Accounts payable and other current liabilities                             3,692         1,131         1,520
    Accrued taxes                                                             (2,621)        8,863        (5,727)
    Accrued interest and dividends                                               (94)         (294)           16
    Other, net                                                                 2,110           417       (12,973)
                                                                           ---------     ---------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     80,154        88,055        47,197
                                                                           ---------     ---------      --------

INVESTING ACTIVITIES:
  Additions to utility plant (excludes allowance for funds
    used during construction)                                                (99,722)      (83,321)      (74,569)
  Additions to real estate and other properties                               (4,177)       (2,080)       (5,569)
  Additions to equity investments                                             (4,784)      (15,859)      (63,042)
  Acquisitions, net of cash received                                              --            --        (6,794)
  Proceeds from New Mexico settlement                                             --            --        31,670
  Investments in service contracts                                                --            --        (5,500)
  Change in restricted cash                                                  (13,914)       (7,378)       25,474
                                                                           ---------     ---------      --------
NET CASH USED IN INVESTING ACTIVITIES                                       (122,597)     (108,638)      (98,330)
                                                                           ---------     ---------      --------

FINANCING ACTIVITIES:
  Change in notes payable                                                     18,475       (18,300)       49,725
  Additional long-term debt                                                   85,233        75,565        30,538
  Reduction in preferred stock and long-term debt                            (59,318)      (34,585)      (15,550)
  Issuance of common stock                                                    23,068        25,083        18,845
  Dividends on common stock                                                  (34,427)      (32,636)      (30,994)
  Dividends on preferred and preference stock                                 (4,058)       (4,345)       (4,613)
  Net contributions and advances for construction                             12,935         9,386         7,614
                                                                           ---------     ---------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     41,908        20,168        55,565
                                                                           ---------     ---------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (535)         (415)        4,432
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 8,546         8,961         4,529
                                                                           ---------     ---------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $   8,011     $   8,546      $  8,961
                                                                           =========     =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   STATEMENT OF CONSOLIDATED CAPITALIZATION
                    UNITED WATER RESOURCES AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------
                                                                                               December 31,
(thousands of dollars)                                                                      1998             1997
---------------------------------------------------------------------------------------------------------------------
COMMON STOCK AND RETAINED EARNINGS:
 Common stock, no par value--authorized 100,000,000 shares                              $  401,370       $  373,927
 Less treasury shares, at cost                                                             (15,951)         (15,970)
 Retained earnings                                                                          62,852           53,350
 Cumulative translation adjustment                                                           7,758            7,294
                                                                                        ----------       ----------
 TOTAL COMMON STOCK AND RETAINED EARNINGS                                                  456,029          418,601
                                                                                        ----------       ----------

CUMULATIVE PREFERRED STOCK WITHOUT MANDATORY REDEMPTION:
 United Water New Jersey, authorized 2,000,000 shares,
 stated value--$100 per share, issuable in series:
   4 1/2% Series, authorized and outstanding 30,000 shares                                   3,000            3,000
   4.55% Series, authorized and outstanding 60,000 shares                                    6,000            6,000
                                                                                        ----------       ----------
 TOTAL PREFERRED STOCK WITHOUT MANDATORY REDEMPTION                                          9,000            9,000
                                                                                        ----------       ----------

CUMULATIVE PREFERRED AND PREFERENCE STOCK WITH MANDATORY REDEMPTION,
 NET OF AMOUNT DUE WITHIN ONE YEAR:
  United Water New Jersey:
   5% Series, authorized 15,000 shares; outstanding 6,000 and 6,600 shares                     540              600
   7 3/8% Series, authorized and outstanding 150,000 shares                                 15,000           15,000

  United Water New York:
   Authorized 100,000 shares, stated value--$100 per share issuable in series:
     $8.75 Series, issued and outstanding 22,000 and 24,000 shares                           2,000            2,200
     $9.84 Series, issued and outstanding 46,880 and 50,000 shares                           4,375            4,688

  United Water Idaho:  5%, authorized and outstanding 7,399 and 7,415 shares                   607              605

  United Water Resources:
   7 5/8% Series B, authorized 300,000 shares; outstanding 285,000 and 300,000 shares       27,226           28,745
   5% Series A, convertible preference, authorized 3,983,976 shares;
      outstanding 2,296,278 and 2,628,142 shares                                            30,534           34,741
                                                                                        ----------       ----------
  TOTAL PREFERRED AND PREFERENCE STOCK WITH MANDATORY REDEMPTION                            80,282           86,579
                                                                                        ----------       ----------

 LONG-TERM DEBT, NET OF AMOUNT DUE WITHIN ONE YEAR:
  United Water New Jersey:
   First mortgage bonds, 5.8%-5.9%, due 2024 (weighted average 5.85%)                       40,000           40,000
   Unsecured promissory notes, variable rates, due 2025-2026
     (weighted average 3.51% and 4.54%)                                                    165,000          130,000

  United Water New York:
   First mortgage bonds, 9 3/8%, due 2001                                                      600              900
   Unsecured promissory notes, 5.65%-8.98%, due 2023-2025 (weighted average 6.74%)          51,000           51,000

  United Water Resources:
   Promissory notes, 9.38%, due 2019                                                        25,000           25,000
   Promissory notes, floating LIBOR-based interest rate, due 2006                           24,000           26,000
   Promissory notes, 7.45%-7.9%, due 2007-2022 (weighted average 7.73%)                     40,000           40,000

  United Waterworks:
   Unsecured debt, 5.30%-10.05%, due 2000-2028 (weighted average 7.07% and 7.55%)          282,815          280,365

  United Properties Group:
   Mortgage notes, 8%-10%, due 1999-2006 (weighted average 9.97% and 9.92%)                 15,697           17,265
   Floating rate LIBOR-based term loan, due 2000                                             7,211            7,251
   New Jersey Wastewater Treatment Loans, 0%-4.2%, due 2013
      (weighted average 2.48% and 2.22%)                                                     1,646            1,931

  United Water Mid-Atlantic:  Promissory note at floating interest rate, due 2004                -            3,025
                                                                                        ----------       ----------
     TOTAL LONG-TERM DEBT                                                                  652,969          622,737
                                                                                        ----------       ----------
  TOTAL CAPITALIZATION                                                                  $1,198,280       $1,136,917
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

DESCRIPTION OF BUSINESS: United Water's principal utility subsidiaries include United Water New Jersey, United Water New York and United Waterworks. These subsidiaries provide water and wastewater services to approximately two million people in 13 states. Other significant wholly-owned subsidiaries of United Water include: United Properties Group (United Properties), which is engaged in real estate activities including commercial rentals, land development and sales, golf course operations, and consulting services; United Water UK, an equal partner with Lyonnaise Europe (a wholly-owned subsidiary of Suez Lyonnaise des Eaux) in the Northumbrian Partnership, which has acquired a 20% interest in Northumbrian Water Group plc (NWG), a major investor-owned water and wastewater company in the United Kingdom; and United Water Mid-Atlantic, which owns and operates water and wastewater systems. In addition, the Company has entered into public-private partnerships with the cities of Hoboken and Jersey City, New Jersey, whereby the municipalities retain ownership of their systems while the Company operates and maintains them. United Water also has several equity investments in the contract services business.

United Water's domestic utility subsidiaries are subject to regulation by the public utility commissions of the states in which they operate. Their accounting must comply with the applicable uniform system of accounts prescribed by these regulatory commissions and must also conform to generally accepted accounting principles as applied to rate-regulated public utilities. The Company continues to follow

Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" for its regulated utilities. SFAS No. 71 provides for the recognition of regulatory assets and liabilities as allowed by state regulators that are considered probable of recovery.

EQUITY INVESTMENTS: The Company holds an indirect investment in NWG and has representation on its board of directors, and owns a 50% stake in United Water Services and a 33.3% and 20.5% interest in United Water Services Canada (UWS Canada) and United Water Services Mexico (UWS Mexico), respectively. The Company accounts for these investments under the equity method of accounting by recording its proportionate share of earnings included in equity investments in the consolidated balance sheet and equity earnings of affiliates in the statement of consolidated income.

FOREIGN CURRENCY TRANSLATION: Financial statements for United Water UK are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for income and expenses. The resulting cumulative translation adjustment is recorded as a separate component of stockholders' equity in the Company's statement of consolidated common equity.

Transactions for UWS Canada and UWS Mexico are recorded in U.S. dollars. Therefore, a foreign currency translation adjustment is not required for these entities.

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

UTILITY PLANT ACQUISITION ADJUSTMENTS: Utility plant acquisition adjustments represent the difference between the purchase price and the book value of net assets acquired, and are amortized, generally, on a straight-line basis over a 40-year period. Utility plant acquisition adjustments include a premium paid to acquire operating utilities. At each balance sheet date, the Company evaluates the realizability of utility plant acquisition adjustments on the basis of expected future undiscounted cash flows. Based on its most recent evaluation, the Company believes that no impairment of utility plant acquisition adjustments exists at December 31, 1998.

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

JOINTLY OWNED FACILITIES: Utility plant includes United Water New Jersey's 50% interest in the Wanaque South Water Supply Project, the net book value of which was $42 million and $42.8 million at December 31, 1998 and 1997, respectively. United Water New Jersey's share of the project's operating expenses is included in operation and maintenance expenses.

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

Regulatory assets consisted of the following at December 31:

-------------------------------------------------------------------
(thousands of dollars)                         1998        1997
-------------------------------------------------------------------
 Recoverable income taxes                    $39,328     $39,818
 Deferred employee benefits                   20,918      22,918
 Rate case                                     3,308       2,459
 Tank painting                                 3,117       3,181
 Other                                         9,877      11,372
-------------------------------------------------------------------
Total regulatory assets                      $76,548     $79,748
-------------------------------------------------------------------

REAL ESTATE: Real estate properties are carried at the lower of cost, which includes original purchase price and direct development costs, discounted cash flow value or fair value. Real estate taxes and interest costs are capitalized during the development period. The amount of interest capitalized was $650,890 in 1998, $651,251 in 1997 and $620,000 in 1996. Real estate operating revenues include rental income from commercial properties, proceeds from the disposition of real estate properties, revenues from golf course operations and fees from consulting services.

UNAMORTIZED DEBT EXPENSE: Debt premium, debt discount and deferred debt expenses are amortized to income or expense over the lives of the applicable issues.

REVENUES FROM UTILITY OPERATIONS: United Water New Jersey and United Waterworks recognize as revenues billings to customers, plus estimated revenues for consumption for the period from the date of the last billing to the balance sheet date. United Water New York recognizes revenues as bills are rendered to customers and does not accrue for unbilled revenues. United Water New York and United Water New Rochelle have been directed by the New York Public Service Commission to institute a Revenue Reconciliation Clause, which requires the reconciliation of billed revenues with pro forma revenues that were used to set rates. Any variances outside a threshold range are accrued or deferred for subsequent recovery from or refund to customers. At December 31, 1998 and 1997, United Water New York and United Water New Rochelle had $4.4 million and $3.6 million, respectively, of net unamortized revenue accruals, resulting from revenues which were less than the amounts used to set rates. These amounts are expected to be recovered over a three-year period.

REVENUES FROM REAL ESTATE ACTIVITIES: Revenues from real estate sales are recognized when the transaction is consummated and title has passed. Revenues from real estate transactions were $4.9 million, $11.2 million and $5.4 million in 1998, 1997 and 1996, respectively.

United Properties owns several office buildings, with an aggregate net book value of $57.7 million (net of accumulated depreciation of $11 million) at December 31, 1998, which are leased to tenants under various operating leases. The following is a schedule, by year, of the minimum future rental income on non-cancelable operating leases outstanding at December 31, 1998:

--------------------------------------------------------------
(thousands of dollars)
--------------------------------------------------------------
1999                                                   $ 5,827
2000                                                     6,408
2001                                                     6,359
2002                                                     6,251
2003                                                     5,532
Thereafter                                              22,901
--------------------------------------------------------------
Total minimum future rental income                     $53,278
--------------------------------------------------------------

REVENUES FROM PUBLIC-PRIVATE PARTNERSHIPS: In May 1996, United Water entered into a five-year contract with Jersey City to operate its municipal water system. This contract stipulates that the city can terminate the contract in the fourth and fifth years, subject to a termination penalty. If the city terminated the contract, this would not have a material effect on United Water's financial position or results of operations. The contract also provides for monthly service fees which are recorded as revenues when billed. In addition, certain incentives based on collection and marketing goals are recognized when earned. Service fee revenues for the years ended December 31, 1998 and 1997 and for the eight months ended December 31, 1996 were $10 million, $9.2 million and $4.7 million, respectively.

In 1994, the Company entered into a ten-year contract with the city of Hoboken to operate, maintain and manage its municipal water system. In 1996, this contract was extended for an additional ten years. Under this contract, revenues are recorded monthly based upon customer billings. Revenues for the years ended December 31, 1998, 1997 and 1996 were $4 million, $3.9 million and $3.5 million, respectively.

DEPRECIATION: Depreciation of utility plant and real estate properties is recognized using the straight-line method over the estimated service lives of the properties. Utility plant depreciation rates are prescribed by the public utility commissions. The provisions for depreciation in 1998, 1997 and 1996 were equivalent to 2.4%, 2.3% and 2.1%, respectively, of average depreciable utility plant in service. Real estate properties are depreciated over estimated lives ranging between 25 and 50 years. For federal income tax purposes, depreciation is computed using accelerated methods and, in general, shorter depreciable lives as permitted under the Internal Revenue Code.

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

STATEMENT OF CASH FLOWS: United Water considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company made cash payments for interest (net of amounts capitalized) and federal and state income taxes as follows:

--------------------------------------------------------------------------------
(thousands of dollars)                       1998        1997       1996
--------------------------------------------------------------------------------
Interest, net of amounts capitalized       $44,651     $44,400     $43,728
Income taxes                                11,520       7,413      11,921
--------------------------------------------------------------------------------

The following is a supplemental schedule of non-cash transactions in 1998 and 1997:

--------------------------------------------------------------------------------
(thousands of dollars)                                  1998        1997
--------------------------------------------------------------------------------
Cumulative translation adjustment                      $  464     $  591
Conversion of 5% preference stock                       4,576      4,967
--------------------------------------------------------------------------------

NOTE 2 -EQUITY INVESTMENTS

On June 28, 1996, United Water and Lyonnaise Europe formed the Northumbrian Partnership (the Partnership), an equal partnership which has acquired a 20% interest in NWG, a major investor-owned water and wastewater company in the United Kingdom. United Water's initial $62 million investment in the Partnership was made through its wholly-owned subsidiary in the United Kingdom, United Water UK Limited. Investment in the Partnership was $96.3 million and $78.7 million at December 31, 1998 and 1997, respectively, and is included in equity investments in the consolidated balance sheet. United Water's share of the Partnership's earnings, which totaled $17.1 million and $13.6 million (excluding the windfall profits tax) in 1998 and 1997, respectively, is included in equity earnings of affiliates in the accompanying statement of consolidated income.

During 1997, the United Kingdom's new Labor Government imposed a one-time "windfall profits" tax on privatized utilities. The levying of this one-time tax negatively impacted the Company's earnings from its investment in NWG by $13.1 million, which was partially offset by the effect of a change in the tax rate on deferred taxes of $2.8 million. The result was a net impact of $10.3 million. The imposition of this tax had been factored into the Company's financial analysis at the time of its investment in NWG and was considered in determining the purchase price. The tax did not have an effect on United Water's cash flow or ability to pay dividends, nor did it affect the long-term benefit the Company expected to derive from its investment in NWG.

On July 28, 1997, United Water Services, a 50/50 joint venture between United Water and Suez Lyonnaise des Eaux acquired the remaining 50% stake in JMM Operational Services.

United Water Services provides contract operations and maintenance services for water and wastewater facilities and is pursuing additional contract operations. As a result, United Water Services was awarded several contracts. The largest awards include a ten-year contract to operate the wastewater systems in Milwaukee, Wisconsin, and a 20-year contract to operate the water system in Atlanta, Georgia, with a minority partner. United Water Services also operates a meter installation subsidiary, United Metering, which it purchased from United Water in December 1997 for book value of $6.2 million.

In July 1997, the Company also acquired a 30% and a 20% interest in UWS Canada and UWS Mexico, respectively. In December 1998, United Water purchased additional interests and now has a 33.3% and a 20.5% interest in UWS Canada and UWS Mexico, respectively.

At December 31, 1998 and 1997, United Water had equity investments, relating to contract services of approximately $19.8 million and $20.2 million, respectively, including investments in Canada and Mexico. This amount is included in equity investments in the accompanying consolidated balance sheet. United Water's share of earnings in these investments is included in equity earnings of affiliates in the accompanying statement of consolidated income.

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

The total credit lines available, the amounts utilized and the weighted average interest rates at December 31 were as follows:

-----------------------------------------------------------------
(thousands of dollars)                      1998        1997
-----------------------------------------------------------------
Total credit lines available             $280,500     $235,800
Utilized:
  Drawn                                    93,400       74,925
  Pledged                                     655        3,055
Weighted average interest rates               5.5%         5.9%
-----------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT

The long-term debt repayments over each of the next five years are as follows:
1999--$3.7 million; 2000--$12.2 million; 2001--$19.7 million; 2002--$4.7 million and 2003--$4.8 million. United Water New Jersey, United Water New York, United Waterworks and other subsidiaries of United Water are subject to certain restrictive covenants related to their issued debt.

In June 1997, United Water issued $40 million of 7.45%-7.9% Senior Notes ($15 million due 2007 and $25 million due 2022). Proceeds from the notes were used to refinance existing short-term debt of the Company.

In August 1997, United Waterworks issued $20 million of 5.3% tax-exempt Water Resource Development Revenue Bonds, due 2027, through the Idaho Water Resource Board. The proceeds are being used to finance a portion of the costs of certain facilities to be owned by United Water Idaho (a subsidiary of United Waterworks).

In December 1994, United Waterworks entered into a medium-term note program that enabled United Waterworks to issue up to $75 million of debt with terms ranging from 9 months to 30 years. The interest rates are set as notes are issued under the program. The first $10 million of notes under this program were issued in 1995. In October 1997, United Waterworks issued $15 million of notes under this program, at a rate of 6.8%, with the full amount maturing in 2007. In February 1998, United Waterworks issued an additional $40 million of notes under this program ($20 million at 6.97% due 2023, $15 million at 7.1% due 2028 and $5 million at 6.9% due 2017). In November 1998, United Waterworks issued the final $10 million of notes under this program ($5 million at 6.44% due 2008 and $5 million at 6.97% due 2023). The proceeds were used to redeem outstanding notes payable.

In June 1996, United Water entered into a $30 million long-term note agreement with Credit Lyonnais to partially fund its investment in the Northumbrian Partnership. The loan bears interest at a LIBOR-based floating rate and is payable in annual installments through June 2006. In December 1998, the Company entered into an interest rate swap agreement which fixed the interest rate at 5.24% for 1999 and 5.34% for the years 2000 through 2003.

In December 1998, United Water New Jersey issued $35 million of 5% Water Facilities Revenue Bonds through the New Jersey Economic Development Authority due 2028. The proceeds are being used to finance the cost of acquiring, constructing and reconstructing certain water transmission, transportation, storage, treatment, and distribution facilities located in Passaic, Bergen, Sussex, and Hudson counties in New Jersey.

In January 1999, United Water issued $30 million of Senior Notes ($5 million at 6.07% due 2005, $10 million at 6.43% due 2009, $10 million at 6.7% due 2019 and
$5 million at 7.04% due 2019). The proceeds were used to redeem all remaining shares of 7 5/8% Series B cumulative preferred stock. See Note 7 to the consolidated financial statements for further details.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Capital Expenditures

The future capital expenditures of the Company's utility subsidiaries are projected to aggregate $262 million over the next five years, including $57 million and $58 million in 1999 and 2000, respectively. United Properties currently projects spending $25.9 million over the next five years for capital expenditures on its existing real estate portfolio, including $8.3 million and $6.9 million in 1999 and 2000, respectively.

Operating Leases

United Water's total consolidated rental expense was approximately $6.5 million
in 1998, $6.2 million in 1997 and $5.1 million in 1996.   The minimum future
lease payments under all non-cancelable operating leases, which consist primarily of buildings and automobiles, at December 31, 1998 are as follows:

-----------------------------------------------------------------
(thousands of dollars)
-----------------------------------------------------------------
1999                                                     $ 4,828
2000                                                       3,576
2001                                                       2,106
2002                                                       1,137
2003                                                         480
Thereafter                                                 1,840
------------------------------------------------------------------
Total minimum future lease payments                      $13,967
------------------------------------------------------------------

Legal Matters

United Water has been notified that it may be one of several defendants in a lawsuit involving cancer incidences in Dover Township, New Jersey. A complaint has not been filed; however, an agreement was signed on January 29, 1998 with the potential plaintiffs that would toll the statute of limitations for a time period of at least eighteen months. Management believes if a lawsuit is commenced, the Company will have meritorious defenses, and there will be a number of parties against whom it will have recourse. Therefore, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the financial position or results of operations.

The Company has various purchase commitments for materials, supplies and other services incidental to the ordinary conduct of business. In addition, the Company is routinely involved in legal actions arising in the ordinary course of its utility operations. In the opinion of management, none of these matters will have a material adverse impact on the Company.

NOTE 7 - PREFERRED AND PREFERENCE STOCK

The utility subsidiaries of the Company have issued and outstanding cumulative preferred stock, generally with mandatory redemption provisions requiring annual sinking fund payments. These sinking fund requirements total $2,073,000 in each of the years 1999 and 2000 and $4,216,000 in 2001 through 2003. The redemption of cumulative preferred stock was $2,073,000 in 1998 and $260,000 in each of the years 1997 and 1996. In addition, except as described in the next paragraph, optional sinking fund provisions can be exercised and redemptions made at specific prices for all preferred stock issues. Redemptions require payment of accrued and unpaid dividends up to the date fixed for redemption.

As a result of the merger with GWC Corporation in 1994, United Water issued 3,341,078 shares ($46 million par value) of 5% Series A cumulative convertible preference stock, valued at $43.3 million at the time of the merger and $30 million of 7 5/8% Series B cumulative preferred stock, valued at $31.1 million at the time of the merger. Lyonnaise American Holding, Inc.(LAH) owned 97.7% of the Series A preference stock outstanding. The Series B preferred stock has a $1.5 million mandatory annual redemption commencing in 1998. Shares of the Series B preferred stock could not be redeemed by the Company prior to September 1, 1997. Each share of the Series A preference stock outstanding may be converted into .83333 shares of United Water common stock at any time commencing April 22, 1996. However, under the Governance Agreement between United Water and LAH, LAH may convert no more than 10% of the Series A preference stock it owns during the year commencing April 22, 1996, and an additional 10% cumulatively per year thereafter until April 22, 2003, at which time these conversion restrictions end. During 1998, 331,864 shares of the Series A preference stock with a value of $4.6 million were converted into 276,543 shares of United Water common stock with a value of $4.4 million. During 1997, 360,014 shares of the Series A preference stock with a value of $5 million were converted into 299,958 shares of United Water common stock with a value of $4.7 million. As a result, at December 31, 1998, LAH owned approximately 29.5% of the issued and outstanding United Water common stock and approximately 98.1% of the issued and outstanding United Water 5% cumulative convertible preference stock. United Water may not redeem any of the outstanding, unconverted Series A preference stock prior to maturity on April 22, 2004.

On December 8, 1998, the Company called for redemption of the remaining 285,000 shares of its 7 5/8% Series B cumulative preferred stock. The redemption, which occurred on January 8, 1999, resulted in the payment of principal, accrued dividends and premium totaling $30 million, with $1.3 million relating to the premium paid on the early redemption. The preferred stock was redeemed with $30 million of 6.07%-7.04% Senior Notes due 2005-2019.

NOTE 8 - INCENTIVE STOCK PLANS

Under the Company's management incentive plan, the following options have been granted to key employees:

                                                             Weighted Average
                                             Number of        Exercise Price
                                              Options           Per Option
-----------------------------------------------------------------------------
Outstanding at December 31, 1995              814,670            $14.508
  Granted                                     204,300             12.250
  Exercised                                  (120,813)            12.965
  Canceled or expired                         (10,340)            14.703
-----------------------------------------------------------------------------
Outstanding at December 31, 1996              887,817            $14.196
  Granted                                     370,840             15.580
  Exercised                                  (439,605)            15.032
  Canceled or expired                         (20,062)            15.501
-----------------------------------------------------------------------------
Outstanding at December 31, 1997              798,990            $14.345
  Granted                                     408,480             18.625
  Exercised                                  (186,808)            15.182
  Canceled or expired                         (23,380)            18.626
-----------------------------------------------------------------------------
OUTSTANDING AT
  DECEMBER 31, 1998                           997,282            $15.841
-----------------------------------------------------------------------------

All options are currently exercisable and represent the only stock options outstanding at December 31, 1998. A total of 2,026,175 common shares are reserved for issuance under the management incentive plan.

In May 1993, the shareholders approved the creation of dividend units to be issued in conjunction with stock options granted under the management incentive plan. One dividend unit may be attached to each unexercised option to purchase a share of United Water common stock, which entitles the option holder to accrue, as a credit against the option exercise price, the aggregate dividends actually paid on a share of United Water common stock while the dividend unit is in effect. In May 1997, the shareholders amended the plan to provide that the dividend units be granted separately and detached from the stock options and accrue dividends for a predetermined period of time, after which, they are distributed. United Water recorded compensation expense of $2.6 million in 1998, $2.3 million in 1997 and $2.5 million in 1996 with respect to the management incentive plan.

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages the use of that method of accounting for all employee stock compensation plans. However, SFAS No. 123 also permits the measurement of compensation costs using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its employee stock compensation plans under the guidance prescribed by APB Opinion No. 25 and has made the required pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied as indicated below:

--------------------------------------------------------------------------------
(thousands of dollars except per share data)      1998       1997       1996
--------------------------------------------------------------------------------
Net income:
   As reported                                  $43,929    $29,331    $34,010
   Pro forma                                     44,140     29,273     34,079

Earnings per common share:
   As reported                                  $  1.19    $   .83    $  1.01
   Pro forma                                       1.19        .83       1.01
Earnings per common share-assuming dilution:
   As reported                                  $  1.17    $   .83    $  1.00
   Pro forma                                       1.17        .83       1.01
--------------------------------------------------------------------------------

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 1998, 1997 and 1996, respectively: expected volatility of 21.1%, 20.3% and 21.5%; risk-free interest rates of 5.5%, 6.4% and 5.5%; expected life of 6 years and dividend yields of 5.0% in 1998, 5.9% in 1997 and 0.0% in 1996. The weighted average fair value of each option granted during the years ended December 31, 1998, 1997 and 1996 was $2.99, $2.30 and $4.30, respectively. The Black-Scholes option-pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In May 1988, the shareholders approved a restricted stock plan for certain key employees. United Water issued 1,250 shares in 1996 in connection with the restricted stock plan. Such shares are earned by the recipients over a five-year period. United Water recorded compensation expense of $69,000 in 1996 with respect to this restricted stock plan.

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

On September 15, 1993, United Water's Shareholder Rights Plan was amended in connection with United Water's execution of a merger agreement with GWC Corporation. The amendment generally excepts the majority stockholder of United Water (Suez Lyonnaise des Eaux) and its affiliates and associates from triggering the Rights through the execution of the merger agreement, the performance of the transactions contemplated therein or otherwise.

NOTE 10 - EMPLOYEE BENEFITS

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement addresses disclosure only. It does not address measurement or recognition. United Water adopted SFAS No. 132 in 1998.

DEFINED BENEFIT PENSION PLANS: Most of United Water's employees are covered by trusteed, non-contributory, defined benefit pension plans. Benefits under these plans are based upon years of service and the employee's compensation during the last five years of employment. United Water's policy is to fund amounts accrued for pension expense to the extent deductible for federal income tax purposes. It is expected that no funding will be made for 1998.

POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS: The Company sponsors a defined benefit postretirement plan that covers hospitalization, major medical benefits and life insurance benefits for retired salaried and non-salaried employees.
The Company is funding a portion of its postretirement health care benefits through contributions to Voluntary Employees' Beneficiary Association (VEBA) Trusts.

The following sets forth the qualified plans' funded status and reconciles that funded status to the amounts recognized in the Company's balance sheet as of December 31:

PENSION

--------------------------------------------------------------------------------
(thousands of dollars)                                 1998          1997
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year             $138,092       $124,342
Service cost                                           4,367          3,553
Interest cost                                          9,971          9,439
Actuarial loss                                         5,119          7,492
Benefits paid                                         (6,970)        (6,734)
--------------------------------------------------------------------------------
Benefit obligation at end of year                    150,579        138,092
--------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year       200,853        174,560
Actual return on plan assets                          33,118         33,027
Benefits paid                                         (6,970)        (6,734)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year*            227,001        200,853
--------------------------------------------------------------------------------

Funded status                                         76,422         62,761
Unrecognized transition obligation                    (3,569)        (4,196)
Unrecognized actuarial gain                          (45,483)       (39,154)
Unrecognized prior service cost                        1,867          2,015
--------------------------------------------------------------------------------
PREPAID BENEFIT COST                                $ 29,237       $ 21,426
--------------------------------------------------------------------------------

*Primarily stocks and bonds, including $13.7 million and $11.2 million, respectively, in common stock of United Water.

OTHER BENEFITS

--------------------------------------------------------------------------------
(thousands of dollars)                                 1998          1997
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year             $ 51,900       $ 42,903
Service cost                                           2,953          2,091
Interest cost                                          3,954          3,299
Actuarial loss                                         2,620          5,312
Benefits paid                                         (1,044)        (1,705)
--------------------------------------------------------------------------------
Benefit obligation at end of year                     60,383         51,900
--------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year        21,704         16,695
Actual return on plan assets                           4,207          3,562
Employer contribution                                  2,223          3,152
Benefits paid                                         (1,044)        (1,705)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year              27,090         21,704
--------------------------------------------------------------------------------

Funded status                                        (33,293)       (30,196)
Unrecognized transition obligation                    20,470         21,911
Unrecognized actuarial gain                           (7,419)        (7,818)
--------------------------------------------------------------------------------
ACCRUED BENEFIT COST                                $(20,242)      $(16,103)
--------------------------------------------------------------------------------


The components of net periodic pension income for the Company's qualified and supplemental plans were as follows:


--------------------------------------------------------------------------------
(thousands of dollars)                           1998       1997       1996
--------------------------------------------------------------------------------
Service cost                                   $  4,600   $  3,726   $  3,945
Interest cost                                    10,438      9,842      9,379
Expected return on plan assets                  (19,748)   (16,275)   (14,950)
Amortization of transition obligation              (583)      (583)      (543)
Amortization of gain                             (1,941)    (1,549)      (967)
Amortization of prior service cost                  226        268        400
--------------------------------------------------------------------------------
NET PERIODIC PENSION INCOME                    $ (7,008)  $ (4,571)  $ (2,736)
--------------------------------------------------------------------------------

Assumptions as of December 31:


--------------------------------------------------------------------------------
                                                  1998       1997       1996
--------------------------------------------------------------------------------
Assumed discount rate                             7.125%     7.375%      7.75%
Expected return on assets                          10.0%       9.5%       9.5%
Range of compensation increase                 3.75-4.5%  3.75-4.5%  3.75-4.5%
--------------------------------------------------------------------------------

Net periodic postretirement benefit cost components were as follows:

--------------------------------------------------------------------------------
(thousands of dollars)                           1998       1997       1996
--------------------------------------------------------------------------------
Service cost                                   $ 2,953    $ 2,091    $ 2,404
Interest cost                                    3,954      3,299      3,095
Expected return on plan assets                  (1,896)    (1,396)    (1,098)
Amortization of transition obligation            1,441      1,441      1,441
Amortization of gain                               (90)      (462)      (114)
--------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST                      $ 6,362    $ 4,973    $ 5,728
--------------------------------------------------------------------------------

Assumptions as of December 31:

--------------------------------------------------------------------------------
                                                 1998       1997       1996
--------------------------------------------------------------------------------
Assumed discount rate                           7.375%     7.625%      8.0%
Expected return on assets                         9.5%       9.5%      9.5%
--------------------------------------------------------------------------------


The associated health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 1998 was 7.1%, gradually declining to 5.5% in 2002 and thereafter. Changing the assumed health care cost trend rate by one percentage point in each year results in changes in service cost and interest, and plan obligation as follows:

                                                      1-PERCENTAGE      1-PERCENTAGE
                                                     POINT INCREASE    POINT DECREASE
--------------------------------------------------------------------------------------
(in millions)
Effect on total service and interest cost components     $ 1.5              $( 1.1)
Effect on postretirement benefit obligation                9.6                (7.7)

Postretirement health care costs in excess of those currently included in rates have been deferred in those jurisdictions where their recovery is deemed probable. At December 31, 1998 and 1997, United Water had regulatory assets relating to deferred employee benefits of $20.9 million and $22.9 million, respectively, for recovery in future rates.

SUPPLEMENTAL BENEFIT PLANS: Certain categories of employees are covered by non-funded supplemental plans. The projected benefit obligations of these plans at December 31, 1998 and 1997 totaled $6.5 million and $6.2 million, respectively. At December 31, 1998 and 1997, the unfunded accumulated benefit obligations of $6 million and $5.9 million, respectively, have been recorded in other deferred credits and liabilities and intangible pension assets of $372,000 and $678,000, respectively, are included in deferred charges and other assets.

United Water maintains defined contribution savings plans which permit employees to make voluntary contributions with Company matching as defined by the plan agreements. United Water made contributions of $1,764,000, $1,155,000 and $1,167,000 in 1998, 1997 and 1996, respectively, to defined contribution savings plans.

NOTE 11 - RATE MATTERS

The following rate decisions were rendered to United Water's regulated utilities during 1998:

---------------------------------------------------------------------------------------
                                        Effective   Allowed      Annual         %
(thousands of dollars)                    Date        ROE       Increase     Increase
---------------------------------------------------------------------------------------
Pennsylvania                             2/03/98     11.00     $2,140          11.0
Pennsylvania-DSIC*                       4/01/98        --         32           0.2
Delaware (1998 case)                     5/11/98       N/A      2,385  (a)     14.4
Pennsylvania-STAS**                      6/01/98        --        (23) (b)      0.1
Pennsylvania-DSIC*                       7/01/98        --         41           0.2
Idaho                                    7/06/98     10.75      1,916           8.7
Indiana (4 rate cases)                   7/08/98     10.50      1,041          18.3
New York (Sloatsburg/Pothat)             7/18/98        --         29           8.8
New Rochelle (Purchased Water)           8/24/98        --        453  (c)      2.6
Pennsylvania-DSIC*                      10/01/98        --         30          0.22
New Rochelle (Revenue Rec.)             11/01/98        --         81  (d)      0.5
New Rochelle (3rd Stage)                11/19/98        --        491  (e)      2.8
Owego                                    1/01/99     10.00         21          2.33
Pennsylvania-DSIC*                       1/01/99        --         54           0.3
---------------------------------------------------------------------------------------
     Totals                                                    $8,691
---------------------------------------------------------------------------------------

*    Distribution System Improvement Charge
**   State Tax Adjustment Surcharge

(a)  Interim increase, granted subject to refund.  Decision pending.
(b)  Reduction on the Capital Stock and Franchise Tax.
(c)  Pass-through for purchased water expense increase.
(d)  One-third of a three-year recovery.
(e)  Third-stage increase of a three-year settlement.

At December 31, 1998, the most significant rate cases pending were filed by United Water Florida and United Water Delaware. The increases were requested primarily to fund capital investments and meet higher operation and maintenance costs. In May 1998, United Water Florida applied for rate relief in the amount of $2.2 million, or 24.3%, in water revenues and $3.1 million, or 18.7%, in wastewater revenues.

In March 1998, United Water Delaware applied for rate relief in the amount of $4.1 million or 24.8%, in water revenues. On May 11, 1998, United Water Delaware placed $2.4 million in increased revenues in effect, subject to refund. Management believes that any potential refunds will not have a material effect on earnings.

On October 26, 1996, United Water Delaware placed $2.3 million in increased revenues in effect, subject to refund. On July 15, 1997, the Delaware Public Utility Commission granted the Company a permanent rate increase of $1.6 million. On July 16, 1997, the Company filed an appeal and application for a stay of the Commission's Order. On July 29, 1997, the Delaware Superior Court granted a stay of the Commission decision pending the appeal. On March 31, 1998, the Superior Court decided in favor of the Commission. The Company appealed this decision to the Supreme Court of Delaware and on February 11, 1999, the Supreme Court reversed the Commission's decision which denied the $.7 million annual revenue increase, subject to refund and remanded the matter to the Commission. The Company expects that the Commission will enter an Order on remand which will eliminate the prospect of refunding any part of the $2.3 million.

The Company has requested and received recovery of its regulatory assets for postretirement benefits other than pension as well as the recognition of the current expense for these benefits for the majority of its regulated subsidiaries. The regulatory assets are expected to be recovered over an average period of 15 years. At December 31, 1998, three regulated subsidiaries were awaiting decisions from the applicable commissions. Management believes it will receive favorable decisions on the pending cases prior to the end of 1999.

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

NOTE 12 - INCOME TAXES

DEFERRED INCOME TAX ASSETS AND LIABILITIES: Deferred tax liabilities (assets) and deferred investment tax credits consisted of the following at December 31:

---------------------------------------------------------------------------
(thousands of dollars)                                 1998        1997
---------------------------------------------------------------------------
Basis differences of property, plant
   and equipment                                    $140,094    $130,891
Real estate transactions and
   capitalized costs                                  15,726      15,586
Prepaid employee benefits                             10,941       8,550
Other liabilities                                     24,151      23,052
---------------------------------------------------------------------------
   Gross deferred tax liabilities                    190,912     178,079
---------------------------------------------------------------------------
Alternative minimum tax credit
   carryforwards                                     (12,754)    (11,223)
Other assets                                          (4,763)     (5,862)
---------------------------------------------------------------------------
   Gross deferred tax assets                         (17,517)    (17,085)
---------------------------------------------------------------------------
   Deferred investment tax credits                    21,973      22,496
---------------------------------------------------------------------------
Total deferred income taxes
   and investment tax credits                       $195,368    $183,490
---------------------------------------------------------------------------

INCOME TAX PROVISION: A reconciliation of income tax expense at the statutory federal income tax rate to the actual income tax expense for 1998, 1997 and 1996 is as follows:

--------------------------------------------------------------------------------
(thousands of dollars)                            1998       1997       1996
--------------------------------------------------------------------------------
Statutory tax rate                                   35%        35%        35%
Federal taxes at statutory rates on pretax
  income before preferred stock
  dividends of subsidiaries                     $24,389    $19,779    $22,544
Utility plant acquisition adjustment                733        641      1,725
State income taxes, net of federal benefit          985        835      1,823
Deferred investment tax credits                    (523)      (510)      (499)
Equity in foreign investments                    (5,985)    (1,135)    (2,476)
Other                                              (149)       969        394
--------------------------------------------------------------------------------
Provision for income taxes                      $19,450    $20,579    $23,511
--------------------------------------------------------------------------------

Income tax expense for 1998, 1997 and 1996 consisted of the following:

--------------------------------------------------------------------------------
(thousands of dollars)                             1998       1997       1996
--------------------------------------------------------------------------------
Current:
  Federal                                        $ 7,146    $10,668    $ 5,919
  State                                            1,349        969      1,310
--------------------------------------------------------------------------------
  Total current                                  $ 8,495    $11,637    $ 7,229
--------------------------------------------------------------------------------
Deferred (prepaid):
  Accelerated depreciation                       $ 8,305    $ 7,437    $ 7,612
  Contributions and advances for
     construction                                    401        200     (1,855)
  Prepaid employee benefits                        2,391      1,400      1,931
  UWNJ debt refinancing                                -          -      3,053
  Real estate transactions
     and capitalized costs                           117       (181)        64
  Alternative minimum tax                         (1,531)    (1,507)      (741)
  Investment tax credits                            (523)      (510)      (499)
  State income taxes, net of federal benefit         192        316        972
  Transfer of New Mexico operations                    -          -      5,365
  Other                                            1,603      1,787        380
--------------------------------------------------------------------------------
  Total deferred                                 $10,955    $ 8,942    $16,282
--------------------------------------------------------------------------------
Total provision for income taxes                 $19,450    $20,579    $23,511
--------------------------------------------------------------------------------

The Company considers the undistributed earnings of United Water UK to be permanently reinvested and has not provided deferred taxes on these earnings.
At December 31, 1998 and 1997, cumulative undistributed earnings were $18.8 million and $5.4 million, respectively. These undistributed earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. Management believes it is not practicable to determine the amount of the unrecognized deferred tax liability.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts at December 31, 1998 and 1997, of those current assets and liabilities that are considered financial instruments approximates their fair values at those dates because of the short maturity of those instruments. Such current assets and liabilities include cash and cash equivalents, restricted cash, accounts receivable and unbilled revenues, notes payable, accounts payable and other current liabilities, and accrued interest and dividends. Real estate and other investments consist primarily of real estate and equity investments in affiliates and are not financial instruments. The Company understands that there are no quoted market prices for the Company's preferred stock, preference stock or long-term debt. The fair values of the Company's long-term debt and preferred and preference stock have been determined by discounting their future cash flows using approximate current market interest rates for securities of a similar nature and duration.

The estimated fair values of United Water's financial instruments at December 31 were as follows:

--------------------------------------------------------------------------------
                                                       Carrying      Fair
(thousands of dollars)                                  amount       value
--------------------------------------------------------------------------------
1998
Long-term debt                                         $652,969    $715,993
Preferred and preference stock with
   mandatory redemption                                  80,282      87,601
--------------------------------------------------------------------------------
1997
Long-term debt                                         $622,737    $673,321
Preferred and preference stock with
   mandatory redemption                                  86,579      96,425
--------------------------------------------------------------------------------

The Company's customer advances for construction have a carrying value of $30.6 million and $27.4 million at December 31, 1998 and 1997, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases. The Company holds an interest rate cap to limit its exposure to a maximum interest rate of 7% on the United Water New Jersey Variable Rate Demand Water Facilities Refunding Bonds aggregating $130 million. In addition, United Water entered into an interest rate swap agreement on the $30 million long-term note agreement with Credit Lyonnais which fixed the interest rate at 5.24% for 1999 and 5.34% for the years 2000 through 2003. The fair values and carrying amounts of these financial instruments were not material at December 31, 1998.

NOTE 14 - DISCONTINUED OPERATIONS

In December 1996, the Company announced its intention to dispose of its environmental testing business, closing its Laboratory Resources' operation in Teterboro, New Jersey. Subsequently, in January 1997, it sold its laboratory facility in Brooklyn, Connecticut. The subsidiary had been operating in a very competitive environment over a prolonged period of time and had not contributed to the Company's earnings, with a net loss of $1.5 million in 1996. The Company recorded an estimated provision of $1.1 million, net of income taxes, for severance, future lease obligations and other related costs, included in the loss on disposal of discontinued business in the accompanying statement of consolidated income. The operating results of Laboratory Resources prior to the date of discontinuance are shown separately in the accompanying statement of consolidated income and all of the financial statements of prior periods have been restated to reflect the discontinuance of Laboratory Resources' operations.

NOTE 15 - EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" (EPS), which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The following table is a reconciliation of the numerator and denominator under each method:

FOR THE YEAR ENDED DECEMBER 31, 1998

--------------------------------------------------------------------------------
                                                                     Per Share
(thousands except per share data)                 Income    Shares     Amount
--------------------------------------------------------------------------------
BASIC EPS:
Net income applicable to common
 stock from continuing operations                $43,929    37,028      $1.19
Net income applicable to common stock            $43,929    37,028      $1.19

ASSUMING DILUTION:
Net income applicable to common
 stock from continuing operations                $43,929    37,028
   Stock options                                       -       165
   Convertible preference stock                    1,829     1,999
                                                 -------    ------

Net income applicable to common stock            $45,758    39,192      $1.17
--------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1997

--------------------------------------------------------------------------------
                                                                     Per Share
(thousands except per share data)                 Income    Shares     Amount
--------------------------------------------------------------------------------
BASIC EPS:
Net income applicable to common
 stock from continuing operations                $29,331    35,492      $.83
Net income applicable to common stock            $29,331    35,492      $.83

ASSUMING DILUTION:
Net income applicable to common
 stock from continuing operations                $29,331    35,492
   Stock options                                       -       156
   Convertible preference stock                    2,076     2,190
                                                 -------    ------

Net income applicable to common stock            $31,407    37,838      $.83
--------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 1996

--------------------------------------------------------------------------------
                                                                     Per Share
(thousands except per share data)                 Income    Shares     Amount
--------------------------------------------------------------------------------
BASIC EPS:
Net income applicable to common
 stock from continuing operations                $38,407    33,707      $1.14
Loss from discontinued operations                 (4,397)   33,707       (.13)
Net income applicable to common stock            $34,010    33,707      $1.01

ASSUMING DILUTION:
Net income applicable to common
 stock from continuing operations                $38,407    33,707
  Stock options                                        -        21
  Convertible preference stock                     2,342     2,490
                                                 -------    ------
                                                 $40,749    36,218      $1.12

Loss from discontinued operations                 (4,397)   36,218       (.12)

Net income applicable to common stock            $36,352    36,218      $1.00
--------------------------------------------------------------------------------


NOTE 16 - SEGMENT INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires that business segment financial information be reported in the financial statements utilizing the management approach. Those segments include utility investments, real estate and non-regulated business.

United Water's utility investments include its regulated, domestic subsidiaries, United Water New Jersey, United Water New York, and the utility subsidiaries of United Waterworks and United Water Mid-Atlantic. These regulated utilities provide water and wastewater services to the public at large in areas where they possess franchises or other rights to provide such services. The utility subsidiaries are subject to rate regulation, generally by the regulatory authorities in the states in which they operate. In addition, the Company holds a 50% investment in the Northumbrian Partnership, which acquired a 20% interest in Northumbrian Water Group, a major investor-owned water and wastewater company in the United Kingdom.

United Properties Group is a non-regulated business engaged in real estate investment and development activities, including commercial office and retail properties, residential and commercial land development and sales, golf course operations and consulting services. United Properties Group owns a portfolio of real estate located in New Jersey, New York, Delaware, Idaho and Florida.

The Company's non-regulated sector consists primarily of a 50% investment in United Water Services, a 50/50 joint venture with Suez Lyonnaise des Eaux, which provides contract operations and maintenance services for water and wastewater facilities. In addition, United Water entered into public-private partnerships with the cities of Jersey City and Hoboken, New Jersey. Under these arrangements, the municipalities retain ownership of their systems while the Company operates and maintains them. Parent and elimination companies are also included in this segment.

--------------------------------------------------------------------------------------------
                                                        Parent, Non-Regulated
                                   Utility      Real     Water Services and
(thousands of dollars)           Investments   Estate        Eliminations     Consolidated
--------------------------------------------------------------------------------------------
1998
Operating revenues                $  325,475   $16,196         $14,539          $  356,210
Depreciation and amortization         35,594     1,593           2,763              39,950
Interest expense                      39,361     1,742           4,814              45,917
Equity earnings of affiliates         17,103         -          (5,652)             11,451
Provision for income taxes            23,288     1,985          (5,823)             19,450
Capital expenditures                 100,034     5,038             952             106,024
Identifiable assets                1,626,876    91,739          50,507           1,769,122
--------------------------------------------------------------------------------------------
1997
Operating revenues                $  313,346   $20,075         $17,988          $  351,409
Depreciation and amortization         31,519     1,419           1,756              34,694
Interest expense                      38,936     1,750           4,686              45,372
Equity earnings of affiliates          3,304         -          (2,991)                313
Provision for income taxes            21,546     2,439          (3,406)             20,579
Capital expenditures                  83,342     2,431           1,004              86,777
Identifiable assets                1,512,966    88,388          56,988           1,658,342
--------------------------------------------------------------------------------------------
1996
Operating revenues                $  299,283   $13,769         $18,993          $  332,045
Depreciation and amortization         28,157     1,296           1,399              30,852
Interest expense                      39,161     1,750           4,040              44,951
Equity earnings of affiliates          5,991         -          (1,374)              4,617
Provision for income taxes            26,924     1,066          (2,112)             25,878
Capital expenditures                  75,726     2,831           2,914              81,471
Identifiable assets                1,461,302    90,212          30,583           1,582,097
--------------------------------------------------------------------------------------------

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                    UNITED WATER RESOURCES AND SUBSIDIARIES

---------------------------------------------------------------------------------------------
                                                                      QUARTER
(thousands of dollars, except per share data)      FIRST     SECOND      THIRD      FOURTH
---------------------------------------------------------------------------------------------
1998
Operating revenues                               $75,442    $86,219    $108,748    $85,801
Operating income                                  13,720     22,271      39,482     22,127
Net income applicable to common stock              3,134     11,042      19,500     10,253
Net income per common share                      $   .09    $   .30    $    .52    $   .27
Net income per common share-diluted              $   .09    $   .30    $    .51    $   .27
---------------------------------------------------------------------------------------------
1997
Operating revenues                               $80,006    $87,761    $ 99,690    $83,952
Operating income                                  14,644     24,991      34,169     21,840
Net income applicable to common stock              4,102     11,244       6,464      7,521
Net income per common share                      $   .12    $   .32    $    .18    $   .21
Net income per common share-diluted              $   .12    $   .31    $    .18    $   .21
---------------------------------------------------------------------------------------------
1996
Operating revenues                               $69,759    $82,581    $ 97,871    $81,834
Operating income                                  14,092     24,415      33,920     23,272
Net income applicable to common stock              4,881      7,363      15,521      6,245
Net income per common share                      $   .15    $   .22    $    .46    $   .18
Net income per common share-diluted              $   .15    $   .22    $    .44    $   .18
---------------------------------------------------------------------------------------------

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
               FINANCIAL DISCLOSURE
               --------------------

     There were no changes in or disagreements with accountants on accounting and financial disclosure in 1998.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   --------------------------------------------------------------

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

     The information called for by Items 10 (including any information relating to delinquent filers under Section 16 of the Securities Exchange Act of 1934), 11, 12 and 13 is omitted because the registrant will file with the Securities and Exchange Commission, not later than 120 days after the close of the year covered by this Form 10-K, a definitive proxy statement pursuant to Regulation 14A involving the election of directors which is hereby incorporated by reference.

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------   ----------------------------------------------------------------

      The following documents are filed as part of this report:

(a)   Financial Statements and Supplementary Data:   See Item 8
(b)   Reports on Form 8-K filed in the fourth quarter of 1998:  None
(c)   Exhibits:

  3(a) Restated Certificate of Incorporation (Articles of Incorporation) of United Water Resources Inc., dated July 14, 1987 (Filed as Exhibit 4(b) to Registration Statement No. 33-20067)

  3(b) Certificate of Correction to Restated Certificate of Incorporation of United Water Resources Inc., dated August 13, 1987 (Filed as Exhibit 4(c) to Registration Statement No. 33-20067)

  3(c) Certificate of Amendment to the Restated Articles of Incorporation of United Water Resources Inc., dated April 22, 1994, amending Articles 5, 6, 7 and 9 (Filed as Exhibit 3(c) to Registration Statement No. 33-61617)

  3(d) Certificate of Amendment to the Restated Certificate of Incorporation of United Water Resources Inc., dated June 3, 1997, amending Articles 5(a) (Filed as Exhibit 3(d) to Registration Statement No. 333-30229)

  3(e) Amended By-laws of United Water Resources, dated as of March 10, 1994 (Filed as Exhibit 4(l) to Form 10-K for year ended December 31, 1993)

  4(a) Specimen of United Water Resources Common Stock (Filed as Exhibit 4(d) to Registration Statement No. 2-90540)

  4(b) Governance Agreement between United Water Resources and Lyonnaise American Holding Inc., dated April 22, 1994 (Filed in Appendix A to Registration Statement No. 33-51703)

  4(c) Amendment No. 1 to Governance Agreement between United Water Resources and Lyonnaise American Holding, Inc., dated June 27, 1996 (Filed as
          Exhibit 4(g) to Registration Statement No. 333-30229)

  4(d) Amendment No. 2 to Governance Agreement between United Water Resources and Lyonnaise American Holding, Inc., dated July 14, 1997

  4(e) Additional instruments defining rights of holders of the Company's long-term debt are not being filed because the securities authorized under each such agreement do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Commission a copy of each such agreement upon request.

  4(f) Certificate of Amendment to the Restated Articles of Incorporation of United Water Resources Inc., dated April 22, 1994 for Series A Cumulative Convertible Preference Stock of United Water Resources Inc. (Filed as Exhibit 4(a) to Registration Statement No. 33-61617)

  4(g) Certificate of Amendment to the Restated Articles of Incorporation of United Water Resources Inc., dated April 22, 1994 for Series B 7 5/8% Cumulative Preferred Stock of United Water Resources Inc. (Filed as
          Exhibit 4(b) to Registration Statement No. 33-61617)

  4(h) Rights Agreement dated July 12, 1989, amended September 15, 1993, between United Water Resources Inc. and ChaseMellon Shareholders Services, L.L.C. (as successor to First Interstate Bank of California) (Filed originally as Exhibit 4(c) to Registration Statement No. 33-32672)

  10(a) Executive Employment Agreement, effective January 1, 1998, between and among United Water Resources Inc. and Michael C.J. Fallon

  10(b) Executive Employment Agreement, effective January 1, 1999, between and among United Water Resources Inc. and W. Marie Zanavich

  10(c) Executive Employment Agreement, effective January 1, 1999, between and among United Water Resources Inc. and Walton F. Hill

  10(d) Executive Employment Agreement between and among United Water Resources Inc. and Donald L. Correll (Filed as Exhibit 10(a) to Form 10-K for the fiscal year ended December 31, 1997)

  10(e) Executive Employment Agreement between and among United Water Resources Inc. and David E. Chardavoyne (Filed as Exhibit 10(b) to Form 10-K for the fiscal year ended December 31, 1997)

  10(f) Executive Employment Agreement between and among United Water Resources Inc. and Frank DeMicco (Filed as Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1997)

  10(g) Executive Employment Agreement between and among United Water Resources Inc. and Joseph Simunovich (Filed as Exhibit 10(d) to Form 10-K for the fiscal year ended December 31, 1997)

  10(h) Executive Employment Agreement between and among United Water Resources Inc. and John J. Turner (Filed as Exhibit 10(e) to Form 10-K for the fiscal year ended December 31, 1997)

  10(i) Executive Employment Agreement between and among United Water Resources Inc. and William Colford (Filed as Exhibit 10(f) to Form 10-K for the fiscal year ended December 31, 1997)

  10(j) Executive Employment Agreement between and among United Water Resources Inc. and Robert Iacullo (Filed as Exhibit 10(g) to Form 10-K for the fiscal year ended December 31, 1997)

  10(k) Executive Employment Agreement between and among United Water Resources Inc. and John Marino (Filed as Exhibit 10(h) to Form 10-K for the fiscal year ended December 31, 1997)

  10(l) Executive Employment Agreement between and among United Water Resources Inc. and John Martinowich (Filed as Exhibit 10(i) to Form 10-K for the fiscal year ended December 31, 1997)

  10(m) Executive Employment Agreement between and among United Water Resources Inc. and Richard B. McGlynn (Filed as Exhibit 10(c) to Form 10-K for the fiscal year ended December 31, 1994)

  21      Subsidiaries of registrant

  23      Consent of Independent Accountants

  27      Financial Data Schedule

                          UNITED WATER RESOURCES INC.

                  SCHEDULE VIII - CONSOLIDATED VALUATION AND
                             QUALIFYING ACCOUNTS
                            (THOUSANDS OF DOLLARS)

                                                    DECEMBER 31,
                                          -----------------------------
                                            1998       1997       1996
                                            ----       ----       ----
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Balance at beginning of period         $ 2,528    $ 2,549    $  1,299


   Charges to costs and expenses            1,613      1,587       3,162


   Accounts written off                    (3,128)    (1,770)     (2,116)


   Recoveries of accounts written off         191        162         204
                                          -------    -------     -------

   BALANCE AT END OF PERIOD               $ 1,204    $ 2,528     $ 2,549
                                          =======    =======     =======


REAL ESTATE VALUATION RESERVE:
   Balance at beginning of period         $ 3,201    $ 3,465     $12,696


      Sales of properties                  (1,036)      (264)     (9,231)
                                          -------    -------     -------

   BALANCE AT END OF PERIOD               $ 2,165    $ 3,201     $ 3,465
                                          =======    =======     =======

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNITED WATER RESOURCES INC.
                                         ---------------------------
                                                 (Registrant)


    March 18, 1999                      By     DONALD L. CORRELL
---------------------                     -----------------------------
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

          SIGNATURE                                TITLE                          DATE
          ---------                                -----                          ----
                                            Chairman, President
        DONALD L. CORRELL               and Chief Executive Officer           March 18, 1999
--------------------------------
       (Donald L. Correll)


                                                Secretary
         DOUGLAS W. HAWES                     and Director                    March 18, 1999
--------------------------------
         (Douglas W. Hawes)


          JOHN J. TURNER                        Treasurer                     March 18, 1999
--------------------------------
         (John J. Turner)

                                   DIRECTORS
                                   ---------

EDWARD E. BARR                          3/18/99        ROBERT L. DUNCAN, JR.                        3/18/99
----------------------------------      -------        -------------------------------------        -------
(Edward E. Barr)                        Date           (Robert L. Duncan, Jr.)                      Date

FRANK J. BORELLI                        3/18/99        JON F. HANSON                                3/18/99
----------------------------------      -------        -------------------------------------        -------
(Frank J. Borelli)                      Date           (Jon F. Hanson)                              Date

THIERRY BOURBIE                         3/18/99        DOUGLAS W. HAWES                             3/18/99
----------------------------------      -------        -------------------------------------        -------
(Thierry Bourbie)                       Date           (Douglas W. Hawes)                           Date

CHARLES CHAUMIN                         3/18/99        GEORGE F. KEANE                              3/18/99
----------------------------------      -------        -------------------------------------        -------
(Charles Chaumin)                       Date           (George F. Keane)                            Date

LAWRENCE R. CODEY                       3/18/99        DENNIS M. NEWNHAM                            3/18/99
----------------------------------      -------        -------------------------------------        -------
(Lawrence R. Codey)                     Date           (Dennis M. Newnham)                          Date

DONALD L. CORRELL                       3/18/99        MARCIA L. WORTHING                           3/18/99
----------------------------------      -------        -------------------------------------        -------
(Donald L. Correll)                     Date           (Marcia L. Worthing)                         Date

PETER DEL COL                           3/18/99
----------------------------------      -------
(Peter Del Col)                         Date