Form 10-Q
period 1999-03-31
UNITED WATER RESOURCES INC
filed 1999-05-10
CIK 715969

                                 UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                     -------------------------------------
                            Washington, D. C. 20549

                                   FORM  10-Q


[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended    March 31, 1999
                               ---------------------

                                       OR

[    ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d)  OF
                    THE  SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from __________________________ to
__________________________

Commission file number    1-858-6
                       -------------


                          United Water Resources Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                           22-2441477
----------------------------------       -------------------------
    (State or other Jurisdiction           (I.R.S. Employer
         of Incorporation)                 Identification No.)


             200 Old Hook Road, Harrington Park, New Jersey  07640
-------------------------------------------------------------------------------
               (Address of principal executive office) (zip code)


                                  201-784-9434
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes     X      No
                                                  ---------     ----------


Common shares of stock outstanding as of April 30, 1999   38,508,466
                                                         -----------

                        PART  I - FINANCIAL  INFORMATION

Item 1.    Financial Statements
-------------------------------

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                         CONSOLIDATED  BALANCE  SHEET
                            (thousands of dollars)

                                              March 31,      December 31,
                                                1999             1998
                                            -------------    ------------
                                             (unaudited)
Assets
------
Utility plant, including $34,697
and $47,348 under construction                $1,560,755        1,540,564
  Less accumulated depreciation                  338,836          328,224
                                            -------------    ------------
                                               1,221,919        1,212,340
                                            -------------    ------------
Utility plant acquisition
 adjustments, net                                 61,996           61,320
                                            -------------    ------------
Real estate and other
 investments, less accumulated
  depreciation of $8,478 and $13,628              52,113           81,630
Equity investments                               119,020          116,598
                                            -------------    ------------
                                                 171,133          198,228
Current assets:
  Cash and cash equivalents                       34,332            8,011
  Restricted cash                                 38,525           48,495
  Accounts receivable and
   unbilled revenues, net                         57,986           59,693
  Prepaid and other current assets                15,216           12,235
                                            -------------    ------------
                                                 146,059          128,434
                                            -------------    ------------
Deferred charges and other
 assets:
  Regulatory assets                               73,828           76,548
  Prepaid employee benefits                       31,623           29,237
  Unamortized debt expense                        34,746           34,745
  Other deferred charges and assets               24,019           28,270
                                            -------------    ------------
                                                 164,216          168,800
                                            -------------    ------------
                                              $1,765,323       $1,769,122
                                            =============    ============
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock and retained earnings          $  449,439       $  456,029
  Preferred stock without
   mandatory redemption                            9,000            9,000
  Preferred stock with mandatory
   redemption                                     22,519           49,748
  Preference stock, convertible,
   with mandatory redemption                      30,516           30,534
  Long-term debt                                 667,184          652,969
                                            -------------    ------------
                                               1,178,658        1,198,280
                                            -------------    ------------
Current liabilities:
  Notes payable                                   96,500           93,400
  Preferred stock and long-term debt
   due within one year                             4,275            5,795
  Accounts payable and other
   current liabilities                            30,346           36,525
  Accrued taxes                                   26,020           24,257
  Accrued interest and dividends                  18,524            8,023
                                            -------------    ------------
                                                 175,665          168,000
                                            -------------    ------------
Deferred credits and other
 liabilities:
  Deferred income taxes and
   investment tax credits                        197,179          195,368
  Customer advances for
   construction                                   32,878           30,648
  Contributions in aid of
   construction                                  145,177          143,327
  Other deferred credits and
   liabilities                                    35,766           33,499
                                            -------------    ------------
                                                 411,000          402,842
                                            -------------    ------------
                                              $1,765,323       $1,769,122
                                            =============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                      STATEMENT  OF  CONSOLIDATED  INCOME
                      (thousands, except per share data )
                                  (unaudited)

                                        For the three months ended March 31,
                                       --------------------------------------
                                              1999                 1998
                                              ----                 ----
Operating revenues                           $79,227              $75,442
                                             -------              -------
Operating expenses:
  Operation and maintenance                   42,276               39,301
  Depreciation and amortization               11,187                9,368
  General taxes                               13,367               13,053
                                             -------              -------
    Total operating  expenses                 66,830               61,722
                                             -------              -------

Operating income                              12,397               13,720
                                             -------              -------
Interest and other expenses:
  Interest expense, net of
   amount capitalized                         11,863               11,341
  Allowance for funds used
   during construction                          (942)                (863)
  Preferred stock dividends
   of subsidiaries                               549                  562
  Gain on sale of Harrison Plaza              (5,846)                 --
  Equity earnings of affiliates               (2,525)              (2,158)
  Other income, net                             (180)                (462)
                                              -------              -------
    Total interest and
     other expenses                            2,919                8,420
                                              -------              -------

Income before income taxes                     9,478                5,300

Provision for income taxes                     3,119                1,096
                                             -------              -------

Net income                                     6,359                4,204
Preferred and preference
 stock dividends                               1,562                1,070
                                             -------              -------
Net income applicable to
 common stock                                $ 4,797              $ 3,134
                                             =======              =======

Net income per common share                    $0.13              $  0.09
                                             =======              =======
  Average common shares
   outstanding                                37,980               36,400

Net income per common
 share-assuming dilution                       $0.13              $  0.09
                                             =======              =======
  Average common shares outstanding           40,081               38,767


Dividends per common share                     $0.24              $  0.23
                                             =======              =======




  The accompanying notes are an integral part of these consolidated financial statements

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (thousands of dollars)
                                  (unaudited)

                                         For the three months ended March 31,
                                         ------------------------------------
                                                    1999        1998
                                                   -----        -----
Operating activities:
Net income                                       $  6,359           $  4,204
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                    11,564              9,702
  Equity earnings of affiliates                    (2,525)            (2,158)
  Proceeds from sales of properties                    --                406
  Gain on sale of properties                           --               (112)
  Gain on sale of Harrison Plaza                   (5,846)                --
  Improvements to property under
   development                                       (870)              (269)
  Deferred income taxes and investment
   tax credits, net                                 1,811              5,140
  Allowance for funds used
   during construction (AFUDC)                       (942)              (863)
  Changes in assets and liabilities:
     Accounts receivable and unbilled
      revenues                                      1,756              3,994
     Prepaid and other current assets              (2,981)            (2,417)
     Prepaid employee benefits                     (2,386)            (1,687)
     Regulatory assets                              2,667               (646)
     Accounts payable and other
      current liabilities                          (6,504)            (7,191)
     Accrued taxes                                  1,742              3,179
     Accrued interest                               1,043               (354)
     Other, net                                     3,171              3,083
                                                   ------             ------
  Net cash provided by operating
   activities                                       8,059             14,011
                                                   ------             ------

Investing activities:
  Additions to utility plant (excludes
   AFUDC)                                         (14,395)           (17,744)
  Additions to real estate and other
   investments                                       (871)            (3,013)
  Acquisition of South County Water
   Company                                         (2,589)                --
  Proceeds from sale of Harrison Plaza             39,502                 --
  Change in restricted cash                         9,970              4,456
                                                   ------             ------
  Net cash provided by/(used in)
   investing activities                            31,617            (16,301)
                                                   ------             ------

Financing activities:
  Change in notes payable                           3,100             (2,383)
  Additional long-term debt                        30,000             40,000
  Reduction in preferred stock and
   long-term debt                                 (44,534)           (37,913)
  Issuance of common stock                          7,320              5,789
  Dividends on common stock                        (9,112)            (8,367)
  Dividends on preferred and
   preference stock                                (1,562)            (1,070)
  Net contributions and advances for
   construction                                     1,433              3,267
                                                   ------             ------
  Net cash used in financing activities           (13,355)              (677)
                                                   ------             ------

Net increase/(decrease) in cash and
 cash equivalents                                  26,321             (2,967)
Cash and cash equivalents at beginning
 of period                                          8,011              8,546
                                                   ------             ------
Cash and cash equivalents at end of
 period                                          $ 34,332           $  5,579
                                                   ======             ======

  The accompanying notes are an integral part of these consolidated financial statements.

                  UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (thousands of dollars)
                                  (unaudited)


                                           For the three months ended March 31,
                                           ------------------------------------
                                                        1999      1998
                                                        ----      ----


Supplemental disclosures of cash flow information:

        Interest (net of amount capitalized)          $10,444   $11,361
        Income taxes paid                                 570     1,040


               UNITED  WATER  RESOURCES  INC.  AND  SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1999

Note 1 - General
----------------

     In the opinion of United Water Resources (United Water, or the Company), the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in the Company's audited consolidated financial statements included in its 1998 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform with current year presentation.

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

Gain on sale of Harrison Plaza
------------------------------

     In March 1999, United Properties sold two office buildings with a property basis of $30.7 million, for $42.1 million. This transaction resulted in a pre-tax gain of $5.8 million and net cash proceeds of $39.5 million. Cash proceeds of $15.6 million were used to pay off long-term debt related to the office buildings.

Redemption of Preferred Stock
-----------------------------

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

     United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Water's regulated utilities participate in a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of March 31, 1999, $38.5 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

     In December 1994, United Waterworks entered into a medium-term note program that enabled United Waterworks to issue up to $75 million of debt with terms ranging from 9 months to 30 years. The interest rates are set as notes are issued under the program. The first $10 million of notes under this program were issued in 1995. An additional $15 million of notes were issued in 1997.
In February 1998, United Waterworks issued an additional $40 million of notes under this program ($20 million at 6.97% due 2023, $15 million at 7.1% due 2028 and $5 million at 6.9% due 2017). In November 1998, United Waterworks issued the final $10 million of notes under this program ($5 million at 6.44% due 2008 and $5 million at 6.97% due 2023). The proceeds were used to redeem outstanding notes payable.

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

     In January 1999, United Water issued $30 million of Senior Notes ($5 million at 6.07% due 2005, $10 million at 6.43% due 2009, $10 million at 6.7% due 2019, and $5 million at 7.04% due 2019). The proceeds were used to redeem all remaining shares of 7 5/8% Series B cumulative preferred stock

     United Properties currently expects to spend $25.9 million over the next five years for capital expenditures on its existing real estate portfolio. Expenditures are projected to be $8.3 million and $6.9 million in 1999 and 2000, respectively. Funding for these expenditures is anticipated to come from sales of properties, operations of existing commercial properties and golf courses, and proceeds of new financings.

     At March 31, 1999, United Water had cash and cash equivalents of $34.3 million (excluding restricted cash) and unused short-term bank lines of credit of $208.3 million. Management expects that unused credit lines currently available, cash flows from operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

Year 2000 Readiness Status
--------------------------

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

     In addition, United Water is currently refining contingency plans and related tests to further mitigate the risk of service interruptions at each of its locations. These contingency plans have been developed, and the initial testing of each plan has been completed. The major focus of the contingency plans is to address the possibility of automation failure of critical vendors and service providers so that the Company can sustain its operational systems in the event of any such failure.

     As of March 31, 1999, the status of the Company's progress toward completion of the five phases of the Y2K program was as follows: 1) survey and inventory: IT 100%, non-IT 100%; 2) assessment of risk: IT 100%, non-IT 100%; 3) remediation: IT 94%, non-IT 93%; 4) testing: IT 65%, non-IT 64%; and 5) contingency planning: IT 85%, non-IT 84%. All replacements and upgrades are scheduled to be completed by the end of the second quarter of 1999.

     In addition to its own Y2K program, the Company has been involved with Y2K compliance efforts undertaken by one of its equity investments, United Water Services (UWS).

     UWS, which is engaged in providing contract operations to U.S. cities, is implementing a Y2K program following the guidelines established by the Company. This program has been applied to all UWS's project sites and has resulted in the production of inventories, risk assessments, testing methodologies and contingency plans for Y2K compliance. All systems are expected to be finalized and tested by the end of the third quarter of 1999.

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

     The estimates and conclusions included in this Y2K update are based on management's best estimates of future events. The risks involved in completing Y2K compliance include the availability of resources, unanticipated problems identified in the ongoing compliance review and the ability of outside vendors and service providers to be Y2K compliant.

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

     During 1998, the Company's regulated utilities received fourteen rate settlement awards with an aggregate annual revenue increase of $8.7 million. An estimated $4.7 million of this amount was reflected in 1998's revenues while the remaining $4 million of carryover impact of the rate awards received in 1998 is expected to increase revenues in 1999.

     At the end of March 1999, there were six rate cases pending in which the Company has requested an aggregate annual rate increase of $12 million. The most significant rate cases pending were filed by United Water Florida and United Water Delaware. In May 1998, United Water Florida applied to the Florida Public Service Commission for rate relief in the amount of $2.2 million, or 24.3%, in water revenues and $3.1 million, or 18.7%, in wastewater revenues. On March 15, 1999, the Commission issued a Proposed Agency Action Order authorizing an increase of $2.4 million. However, on the last day of the statutory waiting period prior to the rate effective date, the Office of Public Counsel filed a motion protesting the increase. The matter will now be decided in a full proceeding.

     On March 11, 1998, United Water Delaware filed a request to increase revenues by $4.1 million, or 24.8%. On May 11, 1998, interim rates of $2.4 million were placed in effect, subject to refund. A decision on this application is expected before the end of the second quarter of 1999. The Company believes the outcome of this application will not have a material effect on earnings.

     On October 26, 1996, United Water Delaware placed $2.3 million in increased revenues in effect, subject to refund. On July 15, 1997, the Delaware Public Utility Commission granted the Company a permanent rate increase of $1.6 million. On July 16, 1997, the Company filed an appeal and application for a stay of the Commission's Order. On July 29, 1997, the Delaware Superior Court granted a stay of the Commission decision pending the appeal. On March 31, 1998, the Delaware Superior Court decided in favor of the Commission. The Company appealed this decision to the Supreme Court of Delaware and on February 11, 1999, the Supreme Court reversed the Commission's decision which denied the $.7 million annual revenue increase, subject to refund and remanded the matter to the Commission. The Company expects that the Commission will enter an Order on remand which will eliminate the prospect of refunding any part of the $2.3 million.

     Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested, primarily due to differing positions of the parties involved and/or updated information provided during the proceedings. The Company expects to file additional rate cases in 1999 but does not expect that those rate awards, if received in 1999, will have a significant impact on revenues in 1999.

Results of Operations - Three Months Ended March 31, 1999
---------------------------------------------------------

Overview

     United Water's net income applicable to common stock for the first quarter of 1999 increased to $4.8 million from $3.1 million in the comparable period in 1998. Net income per common share for the first quarter of 1999 was 13 cents as compared to nine cents for the same period last year. Results for 1999 included the Harrison Plaza sale that contributed nine cents per common share. Results for 1999 and 1998 included seven cents and six cents, respectively for corporate charges relating to interest and preferred and preference dividends.

Operating Revenues

     The $3.8 million increase in revenues from the same period in 1998 was attributable to the following factors:

          (thousands of dollars)      Increase (Decrease)
          ------------------------------------------------------
          Utilities:
            Rate awards                $2,772    3.6%
            Consumption                   819    1.1%
            Growth                      1,054    1.4%
          Real estate                    (397)  (0.5%)
          Other operations               (463)  (0.6%)
          ------------------------------------------------------
                                       $3,785    5.0%
          ------------------------------------------------------


     The 3.6% increase in revenues from rate awards in the first quarter of 1999 includes the impact of 1998 rate awards for fourteen of the Company's operating utilities. Higher consumption due to favorable weather conditions resulted in an increase in revenues of $.8 million in 1999. The increase in revenues due to growth is primarily attributable to the acquisition of South County Water Company in Idaho in the first quarter of 1999, as well as increased customers at the Florida operating utility. The 0.5% decrease in real estate revenues was due to no property sales in 1999 compared with six property sales for same period in 1998. Other operations decreased 0.6% mainly due to the timing of recording incentive revenues from the public-private partnership with Jersey City.

Operating Expenses

     The increase in operating expenses from the same period in 1998 is due to the following:

          (thousands of dollars)               Increase
          ------------------------------------------------------
          Operation and maintenance         $2,975   7.6%
          Depreciation and amortization      1,819  19.4%
          General taxes                        314   2.4%
          ------------------------------------------------------

    The $3 million increase in operation and maintenance expenses was due primarily to higher power and chemcial costs as well as increased maintenance costs resulting from a greater number of main breaks in the Northeast service area. These were partially offset by lower employee benefits costs.

---------------------------------------------------------

    The $1.8 million increase in depreciation and amortization was primarily attributable to an increase in depreciation rates as a result of regulatory changes as well as the placement in service of a new customer information system at the end of 1998.

    General taxes increased $314,000 primarily due to higher gross receipts, real estate and franchise taxes in utility operations.

Equity Earnings of Affiliates

    The $367,000 increase in equity earnings of affiliates is due to $.2 million increases in earnings from both the Northumbrian Partnership and United Water Services.

Income Taxes

    The effective income tax rates on income before preferred and preference stock dividends were 31.1% and 18.7% in the first quarter of 1999 and 1998, respectively. The increase in the effective rate is primarily attributable to the tax treatment of the Harrison Plaza sale partially offset by earnings from the Northumbrian Partnership. The Company considers the undistributed earnings from the Northumbrian Partnership to be permanently reinvested and has not provided deferred taxes on these earnings.

Earnings per Share

    In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share"(EPS), which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement defines two earnings per share calculations, basic and diluted. The following table is a reconciliation of the numerator and denominator under each method:

(thousands, except per share data)

       For the three months ended March 31,             1999       1998
       ----------------------------------------------------------------

        Basic EPS:
           Net income applicable to common stock     $ 4,797    $ 3,134
           Average common shares outstanding          37,980     36,400
           Net income per common share               $   .13    $   .09

        Assuming dilution:
           Net income applicable to common stock     $ 4,797    $ 3,134
           Convertible preference stock                  441        503
                                                     -------    -------
                                                     $ 5,238    $ 3,637

           Average common shares outstanding          37,980     36,400
           Stock options                                 190        177
           Convertible preference stock                1,911      2,190
                                                     -------    -------
                                                      40,081     38,767
           Net income per common share               $   .13    $   .09
       ----------------------------------------------------------------

---------------------------------------------------------

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

                                            Parent, Non-Regulated
                         Utility     Real    Water Services and
    (In millions)      Investments   Estate     Eliminations      Consolidated
------------------------------------------------------------------------------
Operating revenues      $   73,971   $ 2,067         $ 3,189        $   79,227
Net income/(loss)            5,899     2,784          (3,886)            4,797
Identifiable assets      1,630,177    80,556          54,590         1,765,323
------------------------------------------------------------------------------

New Accounting Standards

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

---------------------------------------------------------

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

                        PART  II  -  OTHER  INFORMATION


Item 1.   Legal Proceedings
-------   -----------------

     A class action lawsuit was filed in the Supreme Court of the State of New York, New York County, on May 28, 1996 by Steven Tagliaferri and John Ambroselli, individually and on behalf of a class of employees (Plaintiffs) against United Metering Inc., an affiliate of United Water Services, for breach of contract. Plaintiffs claim that United Metering failed to comply with prevailing wage rate regulations in connection with work performed pursuant to certain public works contracts awarded by the New York City Department of Environmental Protection. The damages sought are in excess of $600,000. United Metering filed a response denying Plaintiffs' claims and made a motion for summary judgment seeking dismissal of the lawsuit. Oral argument on such motion was held on March 14, 1997 and on April 1, 1997, a decision was issued granting United Metering's motion to dismiss the lawsuit. Plaintiffs appealed the decision to the Appellate Division of the Supreme Court of the State of New York. Arguments were heard in October 1998 and a settlement was reached in the amount of $285,000 in December 1998 prior to the issuance of the Appellate Division's decision. Plaintiffs have withdrawn their appeal.

     On July 20, 1994, the Townhouses at Lake Isle Home Owners Association, Inc. filed suit against United Water New Rochelle (formerly New Rochelle Water Company), a subsidiary of United Waterworks, in the Supreme Court of the State of New York, Westchester County (the Westchester Court). The suit sought to recover for alleged property damage arising out of repeated leaks in service lines installed in or about 1982 by the developer of a townhouse complex in Eastchester, New York. The bulk of the relief sought by the plaintiff involved monetary damages for the cost of replacing the service lines, which belong to United Water New Rochelle. The plaintiff did not seek injunctive relief. A default judgment on the issue of liability was entered against United Water New Rochelle on December 2, 1994, and on October 7, 1997, the Westchester Court entered a judgment in favor of the plaintiff in the amount of $862,758, which included interest from December 20, 1996. United Water New Rochelle diligently pursued a motion to vacate the default judgment and subsequent appeals, based on the principal ground that the default resulted from a failure by its insurance carrier, claims processing service and a law firm to file a timely answer in the case. United Water New Rochelle also brought a legal action against such third parties seeking reimbursement of any ultimate liability in this case. On April 8, 1998, United Water New Rochelle reached a settlement with the Townhouses at Lake Isle Homeowners Association in the amount of $300,000. An agreement in principle has been reached with the third parties on the issue of reimbursement for the settlement amount. Management believes the resolution of this matter will not have a material adverse effect upon the financial position or results of operations of the Company.

     United Water Toms River, a wholly-owned subsidiary of United Waterworks, has been approached by counsel for several families in its franchise area to notify them that counsel is considering filing a class action lawsuit naming United Water Toms River as one of at least three defendants and alleging personal injuries sustained as a result of contaminated water being delivered to the potential plaintiffs. Counsel has reviewed testing data accumulated by the New Jersey Department of Environmental Protection and United Water Toms River which show that United Water Toms River has delivered water to its customers in complete conformance with all applicable federal and state water quality standards. Suit has not been filed. An agreement tolling the statute of limitations for at least eighteen months has been signed with the potential plaintiffs and took effect February 1998. United Water Toms River has also entered into a joint defense agreement with other potential defendants, Ciba-Geigy

-----------------

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



                              UNITED  WATER  RESOURCES  INC.
                              ------------------------------
                                       (Registrant)



Date:  May 10, 1999           By      JOHN J. TURNER
       ------------             ----------------------------
                                        (Signature)
                                       John J. Turner
                                         Treasurer

                                 DULY  AUTHORIZED  AND  CHIEF
                                     ACCOUNTING  OFFICER