Form 10-Q
period 1999-06-30
UNITED WATER RESOURCES INC
filed 1999-08-09
CIK 715969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISION
                       ---------------------------------
                            Washington, D.C. 20549

                                   FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       June 30, 1999
                                 --------------------

                                      OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number         1-858-6
                        -------------------


                          United Water Resources Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          New Jersey                                        22-2441477
-------------------------------                   ------------------------------
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

                                                         Yes  X     No_____
                                                            -----


Common shares of stock outstanding as of July 31, 1999   38,784,848
                                                         ----------

                       PART  I - FINANCIAL  INFORMATION
Item 1. Financial Statements
----------------------------

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (thousands of dollars)

                                                                               June 30,      December 31,
                                                                                 1999           1998
                                                                              ------------   ------------
                                                                              (unaudited)
Assets
------
Utility plant, including $34,765 and $47,348 under construction                $ 1,577,009   $  1,540,564
  Less accumulated depreciation                                                    344,609        328,224
                                                                               -----------   ------------
                                                                                 1,232,400      1,212,340
                                                                               -----------   ------------

Utility plant acquisition adjustments, net                                          61,594         61,320
                                                                               -----------   ------------

Real estate and other investments, less accumulated
  depreciation of $8,929 and $13,628                                                92,976         81,630
Equity investments                                                                 122,305        116,598
                                                                               -----------   ------------
                                                                                   215,281        198,228
Current assets:
  Cash and cash equivalents                                                          7,680          8,011
  Restricted cash                                                                   35,666         48,495
  Accounts receivable and unbilled revenues, net                                    69,338         59,693
  Prepaid and other current assets                                                  13,826         12,235
                                                                               -----------   ------------
                                                                                   126,510        128,434
                                                                               -----------   ------------
Deferred charges and other assets:
  Regulatory assets                                                                 69,350         76,548
  Prepaid employee benefits                                                         34,095         29,237
  Unamortized debt expense                                                          34,571         34,745
  Other deferred charges and assets                                                 23,957         28,270
                                                                               -----------   ------------
                                                                                   161,973        168,800
                                                                               -----------   ------------
                                                                               $ 1,797,758   $  1,769,122
                                                                               ===========   ============
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock and retained earnings                                           $   471,504   $    456,029
  Preferred stock without mandatory redemption                                       9,000          9,000
  Preferred stock with mandatory redemption                                         22,259         49,748
  Preference stock, convertible, with mandatory redemption                          26,099         30,534
  Long-term debt                                                                   663,831        652,969
                                                                               -----------   ------------
                                                                                 1,192,693      1,198,280
                                                                               -----------   ------------
Current liabilities:
  Notes payable                                                                    103,700         93,400
  Preferred stock and long-term debt due within one year                            21,925          5,795
  Accounts payable and other current liabilities                                    31,544         36,525
  Accrued taxes                                                                     25,289         24,257
  Accrued interest and dividends                                                     9,250          8,023
                                                                               -----------   ------------
                                                                                   191,708        168,000
                                                                               -----------   ------------
Deferred credits and other liabilities:
  Deferred income taxes and investment tax credits                                 198,573        195,368
  Customer advances for construction                                                31,923         30,648
  Contributions in aid of construction                                             148,617        143,327
  Other deferred credits and liabilities                                            34,244         33,499
                                                                               -----------   ------------
                                                                                   413,357        402,842
                                                                               -----------   ------------
                                                                               $ 1,797,758   $  1,769,122
                                                                               ===========   ============

       The accompanying notes are an integral part of these consolidated financial statements.

               UNITED  WATER  RESOURCES INC.  AND  SUBSIDIARIES
                      STATEMENT  OF  CONSOLIDATED  INCOME
                      (thousands, except per share data)
                                  (unaudited)

                                                  For the three months     For the six months
                                                 ----------------------  ---------------------
                                                     ended June 30,          ended June 30,
                                                 ----------------------  ---------------------
                                                    1999        1998        1999        1998
                                                 ---------   ---------   ---------   ---------
Operating revenues                               $  91,830   $  86,219   $ 171,057   $ 161,661
                                                 ---------   ---------   ---------   ---------

Operating expenses:
   Operation and maintenance                        42,758      41,138      85,034      80,439
   Depreciation and amortization                    10,459       9,601      21,646      18,969
   General Taxes                                    13,952      13,209      27,319      26,262
                                                 ---------   ---------   ---------   ---------

     Total operating expenses                       67,169      63,948     133,999     125,670
                                                 ---------   ---------   ---------   ---------

Operating income                                    24,661      22,271      37,058      35,991
                                                 ---------   ---------   ---------   ---------

Interest and other expenses:
   Interest expense, net of amount capitalized      11,956      11,544      23,819      22,885
   Allowance for funds used during construction       (658)       (668)     (1,600)     (1,531)
   Preferred stock dividends of subsidiaries           546         559       1,095       1,121
   Gain on sale of Harrison Plaza                       --          --      (5,846)         --
   Equity earnings of affiliates                    (3,352)     (4,820)     (5,877)     (6,978)
   Other income, net                                  (924)       (370)     (1,104)       (832)
                                                 ---------   ---------   ---------   ---------

     Total interest and other expenses               7,568       6,245      10,487      14,665
                                                 ---------   ---------   ---------   ---------

Income before income taxes                          17,093      16,026      26,571      21,326

Provision for income taxes                           5,189       3,956       8,308       5,052
                                                 ---------   ---------   ---------   ---------

Net income                                          11,904      12,070      18,263      16,274
Preferred and preference stock dividends               379       1,028       1,941       2,098
                                                 ---------   ---------   ---------   ---------
Net income applicable to common stock            $  11,525   $  11,042   $  16,322   $  14,176
                                                 =========   =========   =========   =========

Net income per common share                      $    0.30   $    0.30   $    0.43   $    0.39
                                                 =========   =========   =========   =========
   Average common shares outstanding                38,502      36,891      38,246      36,653

Net income per common share-assuming dilution    $    0.29   $    0.30   $    0.43   $    0.39
                                                 =========   =========   =========   =========
   Average common shares outstanding                40,407      38,931      40,247      38,719

Dividends per common share                       $    0.24   $    0.23   $    0.48   $    0.46
                                                 =========   =========   =========   =========

            The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (thousands of dollars)
                                  (unaudited)



                                                            For the six months ended June 30,
                                                            ---------------------------------
                                                                     1999       1998
                                                                   --------   --------
Operating activities:
Net income                                                         $ 18,263   $ 16,274
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                       22,396     19,642
 Equity earnings of affiliates                                       (5,877)    (6,978)
 Proceeds from sales of properties                                      225      1,646
 Loss/(gain) on sale of properties                                       42       (785)
 Gain on sale of Harrison Plaza                                      (5,846)        --
 Improvements to property under development                          (1,067)      (656)
 Deferred income taxes and investment tax credits, net                3,205      6,598
 Allowance for funds used during construction (AFUDC)                (1,600)    (1,531)
 Changes in assets and liabilities:
   Accounts receivable and unbilled revenues                         (9,596)    (3,267)
   Prepaid and other current assets                                  (1,591)       227
   Prepaid employee benefits                                         (4,858)    (3,889)
   Regulatory assets                                                  7,145       (368)
   Accounts payable and other current liabilities                    (5,306)      (497)
   Accrued taxes                                                      1,011        380
   Accrued interest & dividends                                       1,227       (555)
   Other, net                                                         1,476        169
                                                                   --------   --------
  Net cash provided by operating activities                          19,249     26,410
                                                                   --------   --------

Investing activities:
  Additions to utility plant (excludes AFUDC)                       (33,686)   (37,606)
  Additions to real estate and other properties                     (42,199)    (2,918)
  Additions to equity investments                                        --     (2,245)
  Acquisition of South County Water Company                          (2,589)        --
  Proceeds from sale of Harrison Plaza                               39,502         --
  Change in restricted cash                                          12,829      6,968
                                                                   --------   --------
  Net cash used in investing activities                             (26,143)   (35,801)
                                                                   --------   --------

Financing activities:
  Change in notes payable                                            10,300     10,770
  Additional long-term debt                                          30,000     40,233
  Reduction in preferred stock and long-term debt                   (30,497)   (44,526)
  Issuance of common stock                                           13,144     10,756
  Dividends on common stock                                         (18,361)   (16,931)
  Dividends on preferred and preference stock                        (1,941)    (2,098)
  Net contributions and advances for construction                     3,918      4,623
                                                                   --------   --------
  Net cash provided by financing activities                           6,563      2,827
                                                                   --------   --------

Net decrease in cash and cash equivalents                              (331)    (6,564)
Cash and cash equivalents at beginning of period                      8,011      8,546
                                                                   --------   --------
Cash and cash equivalents at end of period                         $  7,680   $  1,982
                                                                   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (thousands of dollars)
                                  (unaudited)

                                                        For the six months ended June 30,
                                                       ---------------------------------
                                                               1999      1998
                                                              -------  --------
Supplemental disclosures of cash flow information:

        Interest (net of amount capitalized)                  $21,662   $22,859
        Income taxes paid                                       1,140     1,484

Supplemental disclosures of non-cash transactions:

Additional common stock was issued upon the conversion of 339,394 and 328,624 shares of preference stock valued at $4.7 million and $4.5 million during 1999 and 1998, respectively.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 June 30, 1999

Note 1 - General
----------------

     In the opinion of United Water Resources (United Water, or the Company), the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principle. Additional footnote disclosure concerning accounting policies and other matters are disclosed in the Company's audited consolidated financial statements included in its 1998 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform with current year presentation.

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

     United Properties Group (United Properties), United Water's real estate subsidiary, is a non-regulated business engaged in real estate investment and development activities, including commercial office and retail properties, residential and commercial land development and sales, golf course operations and consulting services. It owns a portfolio of real estate located in New Jersey, New York, Idaho, Delaware, Florida and Maryland. United Properties also provides consulting and advisory services in support of the real estate assets of the other United Water companies.


Sale of Several Small Utilities
-------------------------------

     In July 1999, the Company announced that it entered into a definitive agreement to sell several small utility subsidiaries to American Water Works Company for approximately $49 million in cash. These utilities collectively provide water service to about 35,000 customers and represent less than 4% of the Company's regulated assets and under 2% of the population it serves. The decision to sell these subsidiaries was made in an effort to focus United Water's core utility business in service areas experiencing significant growth and development. Completion of the transaction is contingent upon regulatory approvals and is anticipated that closings will occur during 1999 as various approvals are received.

Early Retirement Program
------------------------

     In another strategic move designed to further strengthen the Company, United Water also announced that it will offer a voluntary early retirement program to 90 employees who qualify based on age and length of service. The Company estimates that the program, which commenced on August 1, will result in a workforce reduction of approximately 4% of the Company's employees and a one-time cost of approximately $5 million to be incurred during 1999. It is anticipated that impact of this cost will partially offset the anticipated gain on the sale of its utility properties.

Gain on sale of Harrison Plaza
------------------------------

     In March 1999, United Properties sold two office buildings (Harrison Plaza) with a property basis of $30.7 million, for $42.1 million. This transaction resulted in a pre-tax gain of $5.8 million and net cash proceeds of $39.5 million. Cash proceeds of $15.6 million were used to pay off long-term debt related to the office buildings.

     In June 1999, United Properties purchased three office/retail buildings for $40.6 million. Cash proceeds from the sale of Harrison Plaza of $23.9 million, as well as $16.8 million of short-term debt were used to finance this purchase.

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

     United Water anticipates that its future capital expenditures will be funded by internally generated funds, external debt financings and the issuance of additional common and preferred stock, including shares issued to existing shareholders, bondholders, customers and employees under the Company's dividend reinvestment and stock purchase plans. In addition, United Water's regulated utilities participate in a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of June 30, 1999, $35.7 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

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

     At June 30, 1999, United Water had cash and cash equivalents of $7.7 million (excluding restricted cash) and unused short-term bank lines of credit of $201.1 million. Management expects that unused credit lines currently available, cash flows from operations and cash generated from the dividend reinvestment and stock purchase plans will be sufficient to meet anticipated future operational needs.

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

     As of June 30, 1999, the status of the Company's progress toward completion of the five phases of the Y2K program was as follows: 1) survey and inventory:
IT 100%, non-IT 100%; 2) assessment of risk: IT 100%, non-IT 100%; 3) remediation: IT 95%, non-IT 94%; 4) testing: IT 95%, non-IT 94%; and 5) contingency planning: IT 100%, non-IT 100%.

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

Costs
-----

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

     United Water estimates its costs to date related to Y2K compliance efforts that fall outside the ITSP budget are approximately $.7 million. Additional non-ITSP budgeted costs expected to be incurred over the remainder of the program are estimated to be $.4 million. These costs include SCADA upgrade as required, internal employee time, as well as other miscellaneous costs.

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

     At the end of June 1999, there were four rate cases pending in which the Company has requested an aggregate annual rate increase of $5.1 million. The most significant rate case pending was filed by United Water New Rochelle. In July 1999, United Water New Rochelle applied for a multi-year rate increase. The filing requested an increase in revenues of $3.3 million, or 17.2% for the 12 months ending May 31, 2001, an additional increase of $3.7 million, or 16.4% for the 12 months ending May 31, 2002 and a final increase of $4.1 million, or 15.6% for the 12 months ending May 31, 2003. These increases were requested primarily to fund capital investments.

     On March 11, 1998, United Water Delaware filed a request to increase revenues by $4.1 million, or 24.8%. On May 11, 1998, interim rates of $2.4 million were placed in effect, subject to refund. A final decision was received in June 1999 for $2 million. The difference of $.4 million will be refunded to customers. The Company is fully reserved for these refunds.

     On October 26, 1996, United Water Delaware placed $2.3 million in increased revenues in effect, subject to refund. On July 15, 1997, the Delaware Public Utility Commission granted the Company a permanent rate increase of $1.6 million. On July 16, 1997, the Company filed an appeal and application for a stay of the Commission's Order. On July 29, 1997, the Delaware Superior Court granted a stay of the Commission decision pending the appeal. On March 31, 1998, the Delaware Superior Court decided in favor of the Commission. The Company appealed this decision to the Supreme Court of Delaware and on February 11, 1999, the Supreme Court reversed the Commission's decision which denied the $.7 million annual revenue increase, subject to refund and remanded the matter to the Commission. In June 1999, the Commission approved a stipulation permitting the Company to retain all revenues collected without refund and permitting the rates currently in effect to become permanent.

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

Results of Operations - Three Months Ended June 30, 1999
--------------------------------------------------------

Overview

     United Water's net income applicable to common stock for the second quarter of 1999 increased to $11.5 million from $11 million in the comparable period in 1998. Net income per common share for the second quarter of 1999 and 1998 was 30 cents. Domestic utilities contributed $11.2 million, or 29 cents per share, in 1999 compared with $8.5 million, or 23 cents per share, in 1998. Earnings for 1998 included an 8 cent per share contribution from the effect on deferred taxes of a decrease in the UK corporate tax rate. Results for both 1999 and 1998 included six cents for corporate charges relating to interest and preferred and preference dividends.

Operating Revenues

     The $5.6 million increase in revenues from the same period in 1998 was attributable to the following factors:

          (thousands of dollars)       Increase (Decrease)
          --------------------------------------------------
          Utilities:
            Rate awards                  $ 1,717    2.0%
            Consumption                    4,849    5.6%
            Growth                           770    0.9%
          Real estate                     (1,721)  (2.0%)
          Other operations                    (4)   0.0%
          --------------------------------------------------
                                         $ 5,611    6.5%
          --------------------------------------------------

     The 2% increase in revenues from rate awards in the second quarter of 1999 includes the impact of 1998 and current year increases for several of the Company's operating utilities. Higher consumption due to favorable weather conditions resulted in an increase in revenues of $4.8 million in 1999. The increase in revenues due to growth is primarily attributable to the acquisition of South County Water Company in Idaho in the first quarter of 1999, as well as increased customers at the Florida operating utility. The 2% decrease in real estate revenues was due to one property sale in 1999 compared with eight property sales for the same period in 1998, as well as lower rental revenue resulting from the absence of revenues from the Harrison Plaza building which was sold in the first quarter of 1999.

Operating Expenses

     The increase in operating expenses from the same period in 1998 is due to the following:

          (thousands of dollars)                  Increase
          -----------------------------------------------------
          Operation and maintenance             $1,620  3.9%
          Depreciation and amortization            858  8.9%
          General taxes                            743  5.6%
          -----------------------------------------------------

    The $1.6 million increase in operation and maintenance expenses was due primarily to higher power, outside services and employee benefits costs, as well as increased maintenance costs resulting from a greater number of main breaks in the Northeast service area. These were partially offset by lower land sale costs as a result of fewer property sales in 1999.

--------------------------------------------------------

    The $858,000 increase in depreciation and amortization was primarily attributable to an increase in depreciation rates as a result of regulatory changes as well as the placement in service of a new customer information system at the end of 1998.

    General taxes increased $743,000 primarily due to higher real estate, gross receipts and franchise taxes in utility operations.

Equity Earnings of Affiliates

    The $1.5 million decrease in equity earnings of affiliates is due to a $1.8 million decrease in earnings from the Northumbrian Partnership, resulting primarily from the effect on deferred taxes of a decrease in the UK corporate tax rate, during the second quarter of 1998. This was partially offset by a $.3 million increase in earnings from United Water Services.

Income Taxes

    The effective income tax rates on income before preferred and preference stock dividends were 29.4% and 23.9% in the second quarter of 1999 and 1998, respectively. The increase in the effective rate is primarily attributable to the tax treatment of the earnings from the Northumbrian Partnership. The Company considers the undistributed earnings from the Northumbrian Partnership to be permanently reinvested and has not provided deferred taxes on these earnings.

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

(thousands, except per share data)
         For the three months ended June 30,         1999     1998
         ----------------------------------------------------------

         Basic EPS:
          Net income applicable to common stock    $11,525  $11,042
          Average common shares outstanding         38,502   36,891
          Net income per common share              $   .30  $   .30

         Assuming dilution:
          Net income applicable to common stock    $11,525  $11,042
          Convertible preference stock                 380      462
                                                   -------  -------
                                                   $11,905  $11,504

          Average common shares outstanding         38,502   36,891
          Stock options                                210      124
          Convertible preference stock               1,695    1,916
                                                   -------  -------
                                                    40,407   38,931
          Net income per common share              $   .29  $   .30

          ----------------------------------------------------------

Results of Operations - Six Months Ended June 30, 1999
------------------------------------------------------

Overview

     United Water's net income applicable to common stock for the six months ended June 30, 1999 increased to $16.3 million from $14.2 million in the comparable period in 1998. Net income per common share was 43 cents as compared to 39 cents for the same period last year. Results for 1999 included the Harrison Plaza sale that contributed nine cents per common share. Earnings for 1998 included an 8 cent per share contribution from the effect on deferred taxes of a decrease in the UK corporate tax rate. Results for 1999 and 1998 included 13 cents and 12 cents, respectively for corporate charges relating to interest and preferred and preference dividends.

Operating Revenues

     The $9.4 million increase in revenues from the same period in 1998 was attributable to the following factors:

          (thousands of dollars)           Increase (Decrease)
          ----------------------------------------------------
          Utilities:
            Rate awards                    $ 5,124    3.2%
            Consumption                      5,125    3.2%
            Growth                           1,731    1.0%
          Real estate                       (2,118)  (1.3%)
          Other operations                    (466)  (0.3%)
          ----------------------------------------------------
                                           $ 9,396    5.8%
          ----------------------------------------------------

     The 3.2% increase in revenues from rate awards includes the impact of 1998 and current year increases for several of the Company's operating utilities. Higher consumption due to favorable weather conditions resulted in an increase in revenues of $5.1 million in 1999. The increase in revenues due to growth is primarily attributable to the acquisition of South County Water Company in Idaho in the first quarter of 1999, as well as increased customers at the Florida operating utility. The 1.3% decrease in real estate revenues was due to one property sales in 1999 compared with fourteen property sales for the same period in 1998, as well as lower rental revenue. Other operations decreased 0.3% mainly due to the timing of recording incentive revenues from the public-private partnership with Jersey City.

Operating Expenses

     The increase in operating expenses from the same period in 1998 is due to the following:

          (thousands of dollars)                 Increase
          ------------------------------------------------
          Operation and maintenance        $ 4,595    5.7%
          Depreciation and amortization      2,677   14.1%
          General taxes                      1,057    4.0%
          ------------------------------------------------

     The $4.6 million increase in operation and maintenance expenses was due primarily to higher power, outside services and chemical costs, as well as increased maintenance costs resulting from a greater number of main breaks in the Northeast service area. These were partially offset by lower land sale costs as a result of fewer property sales in 1999.

------------------------------------------------------

     The $2.7 million increase in depreciation and amortization was primarily attributable to an increase in depreciation rates as a result of regulatory changes as well as the placement in service of a new customer information system at the end of 1998.

     General taxes increased $1.1 million primarily due to higher real estate, gross receipts and franchise taxes in utility operations.

Equity Earnings of Affiliates

     The $1.1 million decrease in equity earnings of affiliates is due to a $1.7 million decrease in earnings from the Northumbrian Partnership, resulting primarily from the effect on deferred taxes of a decrease in the UK corporate tax rate, during the second quarter of 1998. This was partially offset by a $.5 million increase in earnings from United Water Services.

Income Taxes

     The effective income tax rates on income before preferred and preference stock dividends were 30.0% and 22.5% in the first six months of 1999 and 1998, respectively. The increase in the effective rate is primarily attributable to the tax treatment of the Harrison Plaza sale as well as earnings from the Northumbrian Partnership. The Company considers the undistributed earnings from the Northumbrian Partnership to be permanently reinvested and has not provided deferred taxes on these earnings.

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

(thousands, except per share data)
          For the six months ended June 30,            1999     1998
          ----------------------------------------------------------
          Basic EPS:
           Net income applicable to common stock    $16,322  $14,176
           Average common shares outstanding         38,246   36,653
           Net income per common share              $   .43  $   .39

          Assuming dilution:
           Net income applicable to common stock    $16,322  $14,176
           Convertible preference stock                 821      965
                                                    -------  -------
                                                    $17,143  $15,141

           Average common shares outstanding         38,246   36,653
           Stock options                                199      150
           Convertible preference stock               1,802    1,916
                                                    -------  -------
                                                     40,247   38,719
           Net income per common share              $   .43  $   .39
          ----------------------------------------------------------

------------------------------------------------------

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

     United Properties Group is a non-regulated business engaged in real estate investment and development activities, including commercial office and retail properties, residential and commercial land development and sales, golf course operations and consulting services. United Properties Group owns a portfolio of real estate located in New Jersey, New York, Delaware, Idaho, Florida and Maryland.

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

                                               Parent, Non-Regulated
                           Utility      Real    Water Services and
(In millions)            Investments   Estate     Eliminations      Consolidated
--------------------------------------------------------------------------------
Operating revenues        $  159,705   $ 4,870      $ 6,482           $  171,057
Net income/(loss)             20,636     3,163       (7,477)              16,322
Identifiable assets        1,647,276    97,615       52,867            1,797,758
--------------------------------------------------------------------------------

New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. Due to its limited use of derivative instruments, management believes the adoption of SFAS No. 133 will not have a significant effect on the Company's financial position or results of operations.

------------------------------------------------------

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

                        PART  II  -  OTHER  INFORMATION

Item 1. Legal Proceedings
-------------------------

     United Water Toms River, a wholly-owned subsidiary of United Waterworks, has been approached by counsel for several families in its franchise area to notify them that counsel is considering filing a class action lawsuit naming United Water Toms River as one of at least three defendants and alleging personal injuries sustained as a result of contaminated water being delivered to the potential plaintiffs. Counsel has reviewed testing data accumulated by the New Jersey Department of Environmental Protection and United Water Toms River which show that United Water Toms River has delivered water to its customers in complete conformance with all applicable federal and state water quality standards. Suit has not been filed. An agreement tolling the statute of limitations for at least eighteen months has been signed with the potential plaintiffs and took effect February 1998. A second agreement is being executed by the potential parties; this agreement would extend the tolling period for an additional eighteen months and take effect at the expiration of the first agreement. United Water Toms River has also entered into a joint defense agreement with other potential defendants, Ciba-Geigy and Union Carbide. This agreement will allow the potential defendants to work together until all disputes with the potential plaintiffs have been resolved.

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



                                                  UNITED WATER RESOURCES INC.
                                                  ---------------------------
                                                         (Registrant)



Date:  August 9, 1999                       By         JOHN J. TURNER
       --------------                             ---------------------------
                                                        (Signature)
                                                       John J. Turner
                                                         Treasurer

                                                  DULY AUTHORIZED AND CHIEF
                                                     ACCOUNTING OFFICER