Form 10-Q
period 1999-09-30
UNITED WATER RESOURCES INC
filed 1999-11-09
CIK 715969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ---------------------------------
                            Washington, D.C. 20549

                                   FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       September 30, 1999
                                 -----------------------------------------------

                                      OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number      1-858-6
                         -------------


                          United Water Resources Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          New Jersey                               22-2441477
------------------------------              ------------------------
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

                                                  Yes   X     No ______
                                                       ---


Common shares of stock outstanding as of October 31, 1999    38,865,445
                                                             ----------

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (thousands of dollars)

                                                                     September 30,   December 31,
                                                                          1999           1998
                                                                     --------------  ------------
                                                                      (unaudited)
Assets
------
Utility plant, including $38,814 and $47,348 under construction         $1,595,336     $1,540,564
  Less accumulated depreciation                                            351,010        328,224
                                                                        ----------     ----------
                                                                         1,244,326      1,212,340
                                                                        ----------     ----------

Utility plant acquisition adjustments, net                                  61,133         61,320
                                                                        ----------     ----------

Real estate and other investments, less accumulated
  depreciation of $9,543 and $13,628                                        93,815         81,630
Equity investments                                                         129,235        116,598
                                                                        ----------     ----------
                                                                           223,050        198,228
Current assets:
  Cash and cash equivalents                                                  4,173          8,011
  Restricted cash                                                           32,764         48,495
  Accounts receivable and unbilled revenues, net                            71,108         59,693
  Prepaid and other current assets                                          18,626         12,235
                                                                        ----------     ----------
                                                                           126,671        128,434
                                                                        ----------     ----------
Deferred charges and other assets:
  Regulatory assets                                                         66,710         76,548
  Prepaid employee benefits                                                 36,585         29,237
  Unamortized debt expense                                                  34,215         34,745
  Other deferred charges and assets                                         25,982         28,270
                                                                        ----------     ----------
                                                                           163,492        168,800
                                                                        ----------     ----------
                                                                        $1,818,672     $1,769,122
                                                                        ==========     ==========
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock and retained earnings                                    $  475,931     $  456,029
  Preferred stock without mandatory redemption                               9,000          9,000
  Preferred stock with mandatory redemption                                 21,943         49,748
  Preference stock, convertible, with mandatory redemption                  26,128         30,534
  Long-term debt                                                           663,791        652,969
                                                                        ----------     ----------
                                                                         1,196,793      1,198,280
                                                                        ----------     ----------
Current liabilities:
  Notes payable                                                            105,700         93,400
  Preferred stock and long-term debt due within one year                    21,894          5,795
  Accounts payable and other current liabilities                            42,178         36,525
  Accrued taxes                                                             23,273         24,257
  Accrued interest and dividends                                             9,114          8,023
                                                                        ----------     ----------
                                                                           202,159        168,000
                                                                        ----------     ----------
Deferred credits and other liabilities:
  Deferred income taxes and investment tax credits                         198,293        195,368
  Customer advances for construction                                        33,913         30,648
  Contributions in aid of construction                                     151,633        143,327
  Other deferred credits and liabilities                                    35,881         33,499
                                                                        ----------     ----------
                                                                           419,720        402,842
                                                                        ----------     ----------
                                                                        $1,818,672     $1,769,122
                                                                        ==========     ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED INCOME
                      (thousands, except per share data)
                                  (unaudited)


                                                  For the three months    For the nine months
                                                 ----------------------  ----------------------
                                                  ended September 30,     ended September 30,
                                                 ----------------------  ----------------------
                                                    1999        1998        1999        1998
                                                 ----------  ----------  ----------  ----------
Operating revenues                                $107,374    $108,748    $278,431    $270,409
                                                  --------    --------    --------    --------

Operating expenses:
   Operation and maintenance                        56,683      44,654     141,717     125,093
   Depreciation and amortization                    11,534       9,823      33,180      28,792
  General Taxes                                     14,719      14,789      42,038      41,051
                                                  --------    --------    --------    --------

  Total operating expenses                          82,936      69,266     216,935     194,936
                                                  --------    --------    --------    --------

Operating income                                    24,438      39,482      61,496      75,473
                                                  --------    --------    --------    --------

Interest and other expenses:
 Interest expense, net of amount capitalized        12,415      11,262      36,234      34,147
 Allowance for funds used during construction         (758)       (947)     (2,358)     (2,478)
 Preferred stock dividends of subsidiaries             540         552       1,635       1,673
 Gain on sale of Harrison Plaza                         --          --      (5,846)         --
 Equity earnings of affiliates                      (3,272)     (2,071)     (9,149)     (9,049)
 Other income, net                                  (1,212)       (569)     (2,316)     (1,401)
                                                  --------    --------    --------    --------

  Total interest and other expenses                  7,713       8,227      18,200      22,892
                                                  --------    --------    --------    --------

Income before income taxes                          16,725      31,255      43,296      52,581

Provision for income taxes                           4,915      10,765      13,223      15,817
                                                  --------    --------    --------    --------

Net income                                          11,810      20,490      30,073      36,764
Preferred and preference stock dividends               378         990       2,319       3,088
                                                  --------    --------    --------    --------
Net income applicable to common stock             $ 11,432    $ 19,500    $ 27,754    $ 33,676
                                                  ========    ========    ========    ========

Net income per common share                       $   0.29    $   0.52    $   0.72    $   0.91
                                                  ========    ========    ========    ========
 Average common shares outstanding                  38,808      37,268      38,420      36,848

Net income per common share-assuming dilution     $   0.29    $   0.51    $   0.72    $   0.90
                                                  ========    ========    ========    ========
 Average common shares outstanding                  40,845      39,327      40,422      39,023

Dividends per common share                        $   0.24    $   0.23    $   0.72    $   0.69
                                                  ========    ========    ========    ========

       The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (thousands of dollars)
                                  (unaudited)

                                                        For the nine months ended September 30,
                                                        ---------------------------------------
                                                                   1999       1998
                                                                   ----       ----
Operating activities:
Net income                                                        $ 30,073   $ 36,764
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                      34,316     29,799
 Equity earnings of affiliates                                      (9,149)    (9,049)
 Gain on sale of South Gate                                           (596)        --
 Proceeds from sales of properties                                     225      3,057
 Loss/(gain) on sale of properties                                      42     (1,535)
 Gain on sale of Harrison Plaza                                     (5,846)        --
 Improvements to property under development                         (1,390)    (1,207)
 Deferred income taxes and investment tax credits, net               2,976      9,498
 Allowance for funds used during construction (AFUDC)               (2,358)    (2,478)
 Changes in assets and liabilities:
   Accounts receivable and unbilled revenues                       (11,366)   (12,273)
   Prepaid and other current assets                                 (6,401)    (4,259)
   Prepaid employee benefits                                        (7,287)    (5,064)
   Regulatory assets                                                 6,490       (911)
   Accounts payable and other current liabilities                    5,474      8,366
   Accrued taxes                                                    (1,281)     2,104
   Accrued interest & dividends                                      1,091        139
   Other, net                                                        3,224      6,441
                                                                  --------   --------
  Net cash provided by operating activities                         38,237     59,392
                                                                  --------   --------

Investing activities:
  Additions to utility plant (excludes AFUDC)                      (55,610)   (62,438)
  Additions to real estate and other properties                    (43,329)    (3,742)
  Additions to equity investments                                   (3,600)    (2,245)
  Acquisition of South County Water Company                         (2,589)        --
  Proceeds from sale of South Gate                                   1,888         --
  Proceeds from sale of Harrison Plaza                              39,502         --
  Change in restricted cash                                         15,731     10,651
                                                                  --------   --------
  Net cash used in investing activities                            (48,007)   (57,774)
                                                                  --------   --------

Financing activities:
  Change in notes payable                                           12,300      9,700
  Additional long-term debt                                         30,000     40,233
  Reduction in preferred stock and long-term debt                  (30,884)   (48,089)
  Issuance of common stock                                          15,301     16,076
  Dividends on common stock                                        (27,675)   (25,422)
  Dividends on preferred and preference stock                       (2,319)    (3,088)
  Net contributions and advances for construction                    9,209      7,374
                                                                  --------   --------
  Net cash provided by/(used in) financing activities                5,932     (3,216)
                                                                  --------   --------

Net decrease in cash and cash equivalents                           (3,838)    (1,598)
Cash and cash equivalents at beginning of period                     8,011      8,546
                                                                  --------   --------
Cash and cash equivalents at end of period                        $  4,173   $  6,948
                                                                  ========   ========

      The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (thousands of dollars)
                                  (unaudited)


                                                       For the nine months ended September 30,
                                                       ---------------------------------------
                                                                  1999        1998
                                                                  ----        ----
Supplemental disclosures of cash flow information:

        Interest (net of amount capitalized)                    $33,826      $33,001
        Income taxes paid                                         3,972        4,676



Supplemental disclosures of non-cash transactions:

Additional common stock was issued upon the conversion of 340,294 and 330,280 shares of preference stock valued at $4.7 million and $4.6 million during 1999 and 1998, respectively.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 1999

Note 1 - General
----------------

     In the opinion of United Water Resources (United Water, or the Company), the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Additional footnote disclosure concerning accounting policies and other matters are disclosed in the Company's audited consolidated financial statements included in its 1998 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform with current year presentation.

     Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of the results for a twelve month period.

Item 2.   Management's Discussion and Analysis of Financial Condition
---------------------------------------------------------------------
          And Results of Operations
          -------------------------

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

Strategic Initiatives
---------------------

     During the third quarter of 1999, United Water announced strategic initiatives designed to strengthen the long-term performance of the Company.

     . On July 13, United Water announced that it was offering a voluntary early retirement program to employees who qualified based on age and length of service. The program ended September 14, and resulted in a one-time charge to net income of approximately $4.5 million.

     . On August 23, the Company announced an agreement for Suez Lyonnaise des Eaux to acquire the remaining shares of United Water it does not already own for $35 per share. As a result, United Water's stock price increased. This resulted in an after-tax charge of $1.9 million for existing stock options under the management incentive plan. The acquisition is pending shareholder and regulatory approvals.

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

     On August 26, 1999, the Company announced that it sold the water system assets of United Water South Gate to Utilities, Inc. for $1.9 million. The sale resulted in a pre-tax gain of $596,000 and is included in other income in the accompanying statement of consolidated income.

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

     United Water anticipates that its future capital expenditures will be funded by internally generated funds and external financings. In addition, United Water's regulated utilities participate in a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of September 30, 1999, $32.8 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

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

--------------------------------

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

     At September 30, 1999, United Water had cash and cash equivalents of $4.2 million (excluding restricted cash) and unused short-term bank lines of credit of $199.1 million. Management expects that unused credit lines currently available and cash flows from operations will be sufficient to meet anticipated future operational needs.

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

---------------------------

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

     As of September 30, 1999, the status of the Company's progress toward completion of the five phases of the Y2K program was as follows: 1) survey and inventory: IT 100%, non-IT 100%; 2) assessment of risk: IT 100%, non-IT 100%; 3) remediation: IT 98%, non-IT 94%; 4) testing: IT 95%, non-IT 94%; and 5) contingency planning: IT 100%, non-IT 100%.

     In addition to its own Y2K program, the Company has been involved with Y2K compliance efforts undertaken by one of its equity investments, United Water Services (UWS).

     UWS, which is engaged in providing contract operations to U.S. cities, is implementing a Y2K program following the guidelines established by the Company. This program has been applied to all UWS's project sites and has resulted in the production of inventories, risk assessments, testing methodologies and contingency plans for Y2K compliance. All systems are expected to be finalized and tested by the end of November 1999.

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

     The Company has contacted its critical vendors and service providers to determine the degree of their Y2K readiness. The responses received to date indicate that those vendors and service providers either are or will be Y2K compliant. The status of those vendors and service providers who have either not responded or are not yet compliant is being tracked closely. The electric power and telecommunications industries have been identified as the most critical service providers for the water industry. In the localities in which United Water operates, it is closely monitoring the progress of the local electric power and telecommunications companies and will continue to scrutinize the progress of these providers. The Company is actively monitoring the Y2K compliance status of its critical vendors

--------------------------

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

     United Water estimates its costs to date related to Y2K compliance efforts that fall outside the ITSP budget are approximately $.9 million. Additional non-ITSP budgeted costs expected to be incurred over the remainder of the program are estimated to be $.1 million. These costs include SCADA upgrade as required, internal employee time, as well as other miscellaneous costs.

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

Contingency Plans
-----------------

     The major focus in contingency planning for the remainder of the year is to continue to test and revise as necessary the contingency plans in place at each operating company. In addition, United Water is assembling a Business Continuity Management Team at the corporate level responsible for directing and implementing corporate-wide Y2K disaster recovery plans. This group is also responsible for declaring a corporate-wide disaster and providing direction to all United Water business units during any recovery process that may be necessary. This team will be called into action under the authority of the executive staff which has the responsibility for approving actions regarding Business Continuity Planning at United Water.

     The focus of contingency planning at United Water continues to be on providing uninterrupted service to our customers.

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

     At the end of September 1999, there were three rate cases pending in which the Company has requested an aggregate annual rate increase of $3.8 million. The most significant rate case pending was filed by United Water New Rochelle. In July 1999, United Water New Rochelle applied for a multi-year rate increase.
The filing requested an increase in revenues of $3.3 million, or 17.2% for the 12 months ending May 31, 2001, an additional increase of $3.7 million, or 16.4% for the 12 months ending May 31, 2002 and a final increase of $4.1 million, or 15.6% for the 12 months ending May 31, 2003. These increases were requested primarily to fund capital investments.

     On March 11, 1998, United Water Delaware filed a request to increase revenues by $4.1 million, or 24.8%. On May 11, 1998, interim rates of $2.4 million were placed in effect, subject to refund. A final decision was received in June 1999 for $2 million. The difference of $.4 million has been refunded to customers. The Company is fully reserved for these refunds.

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

Results of Operations - Three Months Ended September 30, 1999
-------------------------------------------------------------

Overview

     United Water's net income applicable to common stock for the third quarter of 1999 decreased to $11.4 million from $19.5 million in the comparable period in 1998. Net income per common share for the third quarter of 1999 and 1998 was 29 cents and 52 cents, respectively. Earnings for 1999 were impacted by the strategic initiatives announced during the period, which resulted in a total after-tax charge of $6.4 million, or 17 cents.

Operating Revenues

     The $1.4 million decrease in revenues from the same period in 1998 was attributable to the following factors:


          (thousands of dollars)  Increase (Decrease)
          ----------------------------------------------
          Utilities:
            Rate awards                 $ 1,197    1.1%
            Consumption                  (1,559)  (1.4%)
            Growth                          726    0.7%
          Real estate                    (1,356)  (1.3%)
          Other operations                 (382)  (0.4%)
          ----------------------------------------------
                                       ($ 1,374)  (1.3%)
          ----------------------------------------------

     The 1.1% increase in revenues from rate awards in the third quarter of 1999 includes the impact of 1998 and current year increases for several of the Company's operating utilities. Lower consumption due to mandatory water restrictions from a drought in northeast service areas contributed to a decrease in revenues of $1.6 million in 1999. The increase in revenues due to growth is primarily attributable to the acquisition of South County Water Company in Idaho in the first quarter of 1999, as well as increased customers at the Florida operating utility. The 1.3% decrease in real estate revenues was due to no property sales in 1999 compared with nine property sales for the same period in 1998. Other operations decreased 0.4% mainly due to the timing of recording incentive revenues from the public-private partnership with Jersey City.

Operating Expenses

     The increase in operating expenses from the same period in 1998 is due to the following:

          (thousands of dollars)                  Increase (Decrease)
          -----------------------------------------------------------
          Operation and maintenance                  $12,029   26.9%
          Depreciation and amortization                1,711   17.4%
          General taxes                                  (70)  (0.5%)
          -----------------------------------------------------------

    The $12 million increase in operation and maintenance expenses was due primarily to a $9.9 million charge resulting from the strategic initiatives recorded during the third quarter of 1999. In addition, expenses increased due to higher transmission and distribution expenses as well as outside service costs. These were partially offset by lower land sale costs as a result of fewer property sales in 1999.

-------------------------------------------------------------

    The $1.7 million increase in depreciation and amortization was primarily attributable to an increase in depreciation rates as a result of regulatory changes as well as the placement in service of a new customer information system at the end of 1998.

Equity Earnings of Affiliates

    The $1.2 million increase in equity earnings of affiliates is due to $.4 million increases in earnings from the Northumbrian Partnership, as well as from the Company's other equity investment, Dundee Water Power and Land, which resulted from a one-time condemnation settlement recorded in the third quarter of 1998. The Company also experienced a $.4 million increase in earnings from United Water Services.

Income Taxes

    The effective income tax rates on income before preferred and preference stock dividends were 28.5% and 33.8% in the third quarter of 1999 and 1998, respectively. The decrease in the effective rate is primarily attributable to the tax treatment of the earnings from the Northumbrian Partnership. The Company considers the undistributed earnings from the Northumbrian Partnership to be permanently reinvested and has not provided deferred taxes on these earnings.

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

(thousands, except per share data)
       For the three months ended September 30,    1999    1998
       ----------------------------------------------------------
       Basic EPS:
        Net income applicable to common stock    $11,432  $19,500
        Average common shares outstanding         38,808   37,268
        Net income per common share              $   .29  $   .52

       Assuming dilution:
        Net income applicable to common stock    $11,432  $19,500
        Convertible preference stock                 378      423
                                                 -------  -------
                                                 $11,810  $19,923

        Average common shares outstanding         38,808   37,268
        Stock options                                406      143
        Convertible preference stock               1,631    1,916
                                                 -------  -------
                                                  40,845   39,327
        Net income per common share              $   .29  $   .51
        ---------------------------------------------------------

Results of Operations - Nine Months Ended September 30, 1999
------------------------------------------------------------

Overview

    United Water's net income applicable to common stock for the nine months ended September 30, 1999 decreased to $27.8 million from $33.7 million in the comparable period in 1998. Net income per common share was 72 cents as compared to 91 cents for the same period last year. Results for 1999 included an after-tax charge of 17 cents per common share from the strategic initiatives partially offset by the Harrison Plaza sale that contributed nine cents per common share. Earnings for 1998 included an eight cent per share contribution from the effect on deferred taxes of a decrease in the UK corporate tax rate. Results for 1999 and 1998 included 18 cents and 19 cents, respectively for corporate charges relating to interest and preferred and preference dividends.

Operating Revenues

    The $8 million increase in revenues from the same period in 1998 was attributable to the following factors:

          (thousands of dollars)  Increase (Decrease)
          -------------------------------------------
          Utilities:
            Rate awards            $ 6,000    2.2%
            Consumption              4,470    1.7%
            Growth                   1,875    0.7%
          Real estate               (3,475)  (1.3%)
          Other operations            (848)  (0.3%)
          -------------------------------------------
                                   $ 8,022    3.0%
          -------------------------------------------

    The 2.2% increase in revenues from rate awards includes the impact of 1998 and current year increases for several of the Company's operating utilities. Higher consumption due to favorable weather conditions in the majority of service areas resulted in an increase in revenues of $4.5 million in 1999, despite the impact of mandatory water restrictions. The increase in revenues due to growth is primarily attributable to the acquisition of South County Water Company in Idaho in the first quarter of 1999, as well as increased customers at the Florida operating utility. The 1.3% decrease in real estate revenues was due to one property sale in 1999 compared with twenty three property sales for the same period in 1998, as well as lower rental revenue. Other operations decreased 0.3% mainly due to the timing of recording incentive revenues from the public-private partnership with Jersey City.

Operating Expenses

    The increase in operating expenses from the same period in 1998 is due to the following:

          (thousands of dollars)                 Increase
          -------------------------------------------------
          Operation and maintenance         $16,624  13.3%
          Depreciation and amortization       4,388  15.2%
          General taxes                         987   2.4%
          -------------------------------------------------

------------------------------------------------------------

    The $16.6 million increase in operation and maintenance expenses was due primarily to a $9.9 million charge resulting from the strategic initiatives recorded during the third quarter of 1999. In addition, expenses increased due to higher power and outside service costs, as well as increased maintenance costs resulting from a greater number of main breaks in the Northeast service area. The Company also experienced higher operating expenses from the public-private partnership with Jersey City. These were partially offset by lower land sale costs as a result of fewer property sales in 1999.

    The $4.4 million increase in depreciation and amortization was primarily attributable to an increase in depreciation rates as a result of regulatory changes as well as the placement in service of a new customer information system at the end of 1998.

    General taxes increased $1 million primarily due to higher real estate, gross receipts and franchise taxes in utility operations.

Equity Earnings of Affiliates

    The slight increase in equity earnings of affiliates is due to a $1.2 million decrease in earnings from the Northumbrian Partnership, resulting primarily from the effect on deferred taxes of a decrease in the UK corporate tax rate, during the second quarter of 1998. This was partially offset by a $1 million increase in earnings from United Water Services, as well as an increase in earnings from the Company's other equity investment, Dundee Water Power and Land, which resulted from a one-time condemnation settlement recorded in the third quarter of 1998.

Income Taxes

    The effective income tax rates on income before preferred and preference stock dividends were 29.4% and 29.2% in the first nine months of 1999 and 1998, respectively. The slight increase in the effective rate is primarily attributable to the tax treatment of the Harrison Plaza sale as well as earnings from the Northumbrian Partnership. The Company considers the undistributed earnings from the Northumbrian Partnership to be permanently reinvested and has not provided deferred taxes on these earnings.

Earnings per Share

    In February 1997, the FASB issued SFAS No. 128, "Earnings per Share"(EPS), which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement defines two earnings per share calculations, basic and diluted. The following table is a reconciliation of the numerator and denominator under each method:

------------------------------------------------------------

(thousands, except per share data)
       For the nine months ended September 30,     1999    1998
       ----------------------------------------------------------
       Basic EPS:
        Net income applicable to common stock    $27,754  $33,676
        Average common shares outstanding         38,420   36,848
        Net income per common share              $   .72  $   .91

       Assuming dilution:
        Net income applicable to common stock    $27,754  $33,676
        Convertible preference stock               1,199    1,387
                                                 -------  -------
                                                 $28,953  $35,063

        Average common shares outstanding         38,420   36,848
        Stock options                                258      148
        Convertible preference stock               1,744    2,027
                                                 -------  -------
                                                  40,422   39,023
        Net income per common share              $   .72  $   .90
       ----------------------------------------------------------

------------------------------------------------------------

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


                                              Parent, Non-Regulated
                           Utility     Real    Water Services and
(In millions)            Investments  Estate      Eliminations      Consolidated
--------------------------------------------------------------------------------
Operating revenues        $  259,991  $ 8,424            $ 10,016     $  278,431
Net income/(loss)             37,820    3,320             (13,386)        27,754
Identifiable assets        1,670,833   98,102              49,737      1,818,672
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

------------------------------------------------------------

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

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------

     United Water Toms River, a wholly-owned subsidiary of United Waterworks, has been approached by counsel for several families in its franchise area to notify them that counsel is considering filing a class action lawsuit naming United Water Toms River as one of at least three defendants and alleging personal injuries sustained as a result of contaminated water being delivered to the potential plaintiffs. Counsel has reviewed testing data accumulated by the New Jersey Department of Environmental Protection and United Water Toms River which show that United Water Toms River has delivered water to its customers in complete conformance with all applicable federal and state water quality standards. Suit has not been filed. An initial agreement tolling the statute of limitations for at least eighteen months was signed with the potential plaintiffs and took effect February 1998. A second agreement, extending the tolling period for an additional eighteen months, was executed in July 1999. United Water Toms River has also entered into a joint defense agreement with other potential defendants, Ciba-Geigy and Union Carbide. This agreement will allow the potential defendants to work together until all disputes with the potential plaintiffs have been resolved.

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

-----------------

     Two lawsuits were recently filed contesting the pending merger by and among Lyonnaise American Holding, Inc. ("LAH"), Suez Lyonnaise des Eaux ("SLDE") and United Water. These suits are (1) Herbert Behrens vs. Donald L. Correll et al., filed on August 25, 1999 in the Superior Court of New Jersey Chancery Division, Bergen County and (2) Lawrence Steinberg vs. United Water et al., filed on August 24, 1999 in the Superior Court of New Jersey Chancery Division, Bergen County.

     These suits allege, among other things, breach of fiduciary duty by United Water and its directors because the merger was purportedly agreed to without an appropriate evaluation of UWR's worth to an acquisition candidate. Both suits seek, in addition to other relief, an injunction preventing SLDE and LAH from acquiring UWR for the consideration stated in the merger agreement.

     UWR believes that these suits are entirely without merit and intends to vigorously defend against them.

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



                                        UNITED WATER RESOURCES INC.
                                        ---------------------------
                                               (Registrant)



Date:  November 9, 1999            By         JOHN J. TURNER
       ----------------                 ---------------------------
                                                (Signature)
                                              John J. Turner
                                                 Treasurer

                                        DULY AUTHORIZED AND CHIEF
                                           ACCOUNTING OFFICER