Form 10-K405
period 1999-12-31
UNITED WATER RESOURCES INC
filed 2000-03-24
CIK 715969

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                    FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period_______________ to______________
                           Commission File No. 1-8586

                          United Water Resources Inc.
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                               22-2441477
      ------------                                             ------------
(State of incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

 200 Old Hook Road, Harrington Park, N.J.                         07640
-------------------------------------------------                -------
 (Address of principal executive office)                        (Zip Code)


Registrant's telephone number, including area code:  201-784-9434
                                                     ------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                       Name of Each Exchange
     Title of Each Class                                on Which Registered
     -------------------                               ---------------------
  Common Stock (No par value)                          New York Stock Exchange
  Outstanding at January 31, 2000 -   38,965,639
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
                                               ------------     -------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     At January 31, 2000, the registrant's Common Stock, no par value, held by non-affiliates had an aggregate market value of $ 915,946,004. See Item 13.
                                                 ------------

                                     PART I
                                     ------

Item 1.    BUSINESS
-------    --------
(a)        General Development of Business
           -------------------------------

     United Water Resources Inc. (United Water, or the Company) is a New Jersey corporation that was incorporated on February 25, 1983 and has its principal office at 200 Old Hook Road, Harrington Park, New Jersey 07640. On April 22, 1994, United Water completed a merger (the Merger) with GWC Corporation (GWC), in which United Water was the surviving corporation. GWC's principal assets included 100% of the stock of General Waterworks Corporation (now known as United Waterworks Inc.), which currently owns regulated water and wastewater utilities operating in 11 states. The Merger was accounted for under the purchase method of accounting.

     United Water's principal utility subsidiaries, United Water New Jersey Inc., United Water New York Inc. and the utility subsidiaries of United Waterworks, provide water and wastewater services to approximately two million people in 11 states (after giving effect to the divestiture of several small utility subsidiaries to be completed in the year 2000. See Item 8, Note 3 to the consolidated financial statements for further details), with more than one half of the Company's utility operations located in northeastern New Jersey and southeastern New York. United Water New Jersey was incorporated by an act of the New Jersey Legislature in 1869. United Water New York was incorporated under the laws of New York in 1893 and is wholly-owned by United Water New Jersey. United Waterworks was incorporated under the laws of Delaware in 1942. Other significant wholly-owned subsidiaries of United Water include: United Properties Group (United Properties), which is engaged in real estate activities, including commercial rentals, land development and sales, golf course operations and consulting services; United Water UK Limited, an equal partner with Lyonnaise Europe (a wholly-owned subsidiary of Suez Lyonnaise des
Eaux) in the Northumbrian Partnership (the Partnership), which has acquired a 20% interest in Northumbrian Water Group plc (NWG), a major investor-owned water and wastewater company in the United Kingdom; United Water Mid-Atlantic, whose subsidiaries own and operate water and wastewater systems; United Water

--------------------------------------------------------------------------------
Note: In addition to the historical information contained herein, this report contains a number of "forward-looking statements," within the meaning of the Securities Exchange Act of 1934. Such statements address future events and conditions concerning, among other things, the adequacy of water supply and utility plant, capital expenditures, earnings on assets, resolution and impact of litigation, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those projected in such statements, by reason of factors including, without limitation, general economic conditions, competition, actions by regulators and other governmental authorities, technological developments and Year 2000 issues affecting the Company's operations, markets, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission, including this report.

USA Inc. (United Water USA) which owns a 50% stake in United Water Services LLC (United Water Services-described below); and United Water Canada Inc. (United Water Canada) and United Water Mexico Inc. (United Water Mexico) which own a 33.3% and 20.5% interest in United Water Services Canada (UWS Canada) and United Water Services Mexico (UWS Mexico), respectively. In addition, the Company has entered into "public-private partnerships" with the cities of Hoboken, Jersey City and Rahway, New Jersey, whereby the municipalities retain ownership of their systems while the Company operates and maintains them.

     United Water Services is a 50/50 joint venture between United Water and Suez Lyonnaise des Eaux. On July 28, 1997, United Water Services acquired the remaining 50% stake in JMM Operational Services that it did not already own. United Water Services provides contract operations and maintenance services for water and wastewater facilities and is pursuing additional contract operations. As a result, United Water Services was awarded several contracts. The largest awards include a ten-year contract to operate the wastewater systems in Milwaukee, Wisconsin, and a 20-year contract to operate the water system in Atlanta, Georgia, with a minority partner. United Water Services also operates a meter installation subsidiary, United Metering, which it purchased from United Water in December 1997 for book value of $6.2 million.

     In July 1997, the Company's subsidiaries, United Water Canada and United Water Mexico acquired a 30% and a 20% interest in UWS Canada and UWS Mexico, respectively. In December 1998, United Water purchased additional interests and now has a 33.3% and a 20.5% interest in UWS Canada and UWS Mexico, respectively.

     At December 31, 1999 and 1998, United Water had equity investments, relating to contract services, of approximately $22.1 million and $19.8 million, respectively, including investments in Canada and Mexico. This amount is included in equity investments in the accompanying consolidated balance sheet. United Water's share of earnings in these investments is included in equity earnings of affiliates in the accompanying statement of consolidated income.
See Item 8, Note 4 to the consolidated financial statements for further details.

     On June 28, 1996, United Water UK Limited and Lyonnaise Europe, a wholly-owned subsidiary of Suez Lyonnaise des Eaux, formed the Partnership, which has acquired a 20% interest in NWG. United Water's initial $62 million investment in the Partnership was made through its wholly-owned subsidiary in the United Kingdom, United Water UK Limited. Investment in the Partnership was $112.2 million and $96.3 million at December 31, 1999 and 1998, respectively, and is included in equity investments in the consolidated balance sheet. United Water's share of the Partnership's earnings, which totaled $16.3 million and $17.1 million in 1999 and 1998, respectively, is included in equity earnings of affiliates in the accompanying statement of consolidated income.

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

(b)  Financial Information About Segments
     ------------------------------------
     See Item 1 (c) and Note 16 to the consolidated financial statements in Item 8 below for segment information.

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

     United Water New Jersey supplies water service to approximately 182,000 customers in 60 municipalities in the northeastern part of New Jersey, serving most of Bergen County and the northern part of Hudson County. The total population served is about 750,000 persons. United Water New Jersey is subject to regulation by the New Jersey Board of Public Utilities (BPU). United Water New Jersey's principal source of water supply is the Hackensack River, with a watershed of 113 square miles, and is supplemented by water diversions from additional streams and rivers, by ground water supplies drawn from wells and by the purchase of water from contiguous water systems. United Water New Jersey also obtains stream flow benefits from its wholly-owned subsidiary, United Water New York, which owns and operates an impounding reservoir, Lake DeForest, on the Hackensack River in Rockland County, New York, and has available additional water supply from the Wanaque South Project. The Wanaque South Project, which was completed in 1987, is a joint undertaking of United Water New Jersey and the North Jersey District Water Supply Commission. United Water New Jersey has a 50% interest in the utility plant of the Wanaque South Project and is responsible for its proportionate share of operating expenses.

     United Water New York supplies water service to over 65,000 customers in Rockland County, New York, and is subject to rate regulation by the New York Public Service Commission (PSC). The total population served is approximately 270,000 persons. United Water New York's principal source of supply is derived from wells and surface supplies (lakes, ponds, reservoirs and streams), including the Lake DeForest reservoir.

     United Waterworks is a holding company that provides water and wastewater services to a total of approximately 360,000 customers in 11 states (after giving effect to the divestiture of several small utility subsidiaries to be completed in the year 2000. See Item 8, Note 3 to the consolidated financial statements for further details) through its regulated water and wastewater utility subsidiaries. United Waterworks' utility subsidiaries are subject to regulation by state regulatory commissions in each of the jurisdictions in which it operates. The utility subsidiaries of United Waterworks serve a total population of about 1,000,000 persons. Its water utilities obtain water primarily from wells and surface supplies (lakes, ponds, reservoirs and streams), and in a few cases purchase water wholesale from adjoining water systems, generally owned by municipalities. United Waterworks' major water utility subsidiaries are generally not dependent upon water purchased from others, except that United Water New Rochelle, a wholly-owned subsidiary, purchases all of its water from an aqueduct system that is owned by and serves the City of New York. United Waterworks believes that its water utilities have adequate supplies of water for their present requirements, but anticipates making future capital expenditures to expand their sources of water supply, primarily through development of additional wells and expansion of other facilities, to provide for projected increases in future demand because of customer growth.

     Subsidiaries of United Water Mid-Atlantic own and operate several small water and wastewater utility systems that provide water supply, wastewater collection and wastewater transmission services to approximately 6,700 customers primarily in Plainsboro, Vernon Township and Mt. Arlington, New Jersey. United Water Mid-Atlantic's subsidiaries are subject to regulation by the BPU.

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

     The following table sets forth information concerning United Water's water and wastewater utility operations, particularly the operations of the nine larger utilities, as measured by revenues, which in 1999 accounted for 84.9% of United Water's utility customers, 91.5% of United Water's utility operating revenues and 91.7% of United Water's net investment in utility plant.


--------------------------------------------------------------------------------
                                        # of Customers at         1999
Major Utility Operations                  Dec. 31, 1999         Revenues
--------------------------------------------------------------------------------
                                                              (in thousands)
   United Water New Jersey                  182,000             $124,308
   United Water New York                     65,000               44,000
   United Waterworks Subsidiaries:
     United Water Florida                    54,997               29,809
     United Water Idaho                      66,121               26,424
     United Water Pennsylvania               47,936               22,149
     United Water New Rochelle               30,385               19,950
     United Water Delaware                   33,549               19,847
     United Water Toms River                 46,047               14,740
     United Water Arkansas                   18,995                7,628
--------------------------------------------------------------------------------
Subtotal                                    545,030              308,855
Other utility operations                     96,852               28,765
--------------------------------------------------------------------------------
   Total utility operations                 641,882             $337,620


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

     Customers.  In 1999, the Company's utility revenues were derived as
     ---------
follows: 63% from residential customers, 26% from commercial customers, 7% from industrial customers and 4% from fire protection customers. Of the Company's 612,595 water utility customers at December 31, 1999, 543,480 (89%) were residential customers, 57,716 (9%) were commercial customers and 11,399 (2%) were industrial customers. The Company also had 29,287 wastewater customers at December 31, 1999, many of whom were also water customers of the Company. The Company does not depend on any single customer, because no single customer accounted for more than 10% of the Company's consolidated utility revenues in 1999.

     Capital Expenditures.  The Company's additions to utility plant were $82
     --------------------
million in 1999 as compared to $99.7 million in 1998. For a discussion of the Company's capital expenditures, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

     Competition and Franchises.  Substantially all of the Company's utility
     --------------------------
subsidiaries serve an area or areas in which the subsidiaries own and operate the sole public water or wastewater system. Accordingly, the Company's utility businesses are, in most cases, free from direct competition. The Company believes that its utility subsidiaries possess all material governmental franchises, water rights, licenses and permits as are necessary for the continuation of the water and wastewater operations as now conducted. Many such franchises, rights, licenses and permits are perpetual and others are expected to be renewed as they expire. The Company's utility subsidiaries derive their rights to install and maintain distribution mains under streets and other public places from statutes, municipal ordinances and permits from state and local authorities. In most cases, these rights are non-exclusive.

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

     Rate Matters.   The Company's utility subsidiaries are subject to
     ------------
regulation by state regulatory commissions having jurisdiction over their respective service areas with regard to rates, services, safety, accounting, issuance of securities, changes in ownership, control or organization and other matters. The rates charged by the Company's utility subsidiaries are fixed by the regulatory authority having jurisdiction over the respective utility. The Company's present rate structure consists of various rate and service classifications. The profitability of the Company's utility subsidiaries is to a large extent dependent upon the timeliness and adequacy of the rate relief allowed by regulatory authorities. Accordingly, the Company maintains a centralized rate management staff which monitors expense increases, capital expenditures and other factors affecting the financial performance of its utility subsidiaries and prepares, files and litigates rate cases. In certain jurisdictions, procedures have been established by the utility regulatory authorities to permit a more rapid, and less costly, recovery of certain expense increases. The Company believes that all of its regulated utilities are in compliance in all material respects with the appropriate state regulations. For a discussion of rate increases granted to the Company's utility subsidiaries in 1999 as well as other rate matters, see Item 8, Note 12 to the consolidated financial statements, below.

Non-Regulated Operations
------------------------

     Several of the Company's subsidiaries are engaged in activities which are not subject to regulation of rates, service and similar matters by state public utility commissions. The Company's principal non-regulated operations include
(a) United Properties, a subsidiary engaged in real estate activities, (b) a 50% investment in United Water Services, which provides contract operations and maintenance services for water and wastewater facilities and (c) public-private partnerships with the cities of Jersey City, Hoboken and Rahway, New Jersey.

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

     In December 1999, United Properties contributed buildings to the Corporate Office Properties United Partnership and in return received a $24.3 million investment in preferred units of this partnership. This investment will result in the recording of dividend income.

     United Water Services  As mentioned above, on July 28, 1997, United Water
     ---------------------
Services acquired the remaining 50% stake in JMM Operational Services.

     United Water Services provides contract operations and maintenance services for water and wastewater facilities and is pursuing additional contract
operations.   As a result, United Water Services was awarded several contracts.
The largest awards include a ten-year contract to operate the wastewater systems in Milwaukee, Wisconsin, and a 20-year contract to operate the water system in Atlanta, Georgia, with a minority partner. United Water Services also provides construction management, training and advisory services, as well as operates a meter installation subsidiary, United Metering, which it purchased from United Water in December 1997 for book value of $6.2 million.

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

     Public-Private Partnerships  United Water is forming public-private
     ---------------------------
partnerships and similar arrangements in which municipalities retain ownership of their systems while the Company operates and maintains them. The Company entered into public-private partnerships with the cities of Rahway, Jersey City and Hoboken, New Jersey in November 1999, May 1996 and July 1994, respectively.

Employee Relations
------------------

     The Company and its subsidiaries have approximately 1,300 employees. Subsidiaries of the Company are parties to agreements with labor unions covering approximately 560 employees at 10 locations. During the past five years, the Company has experienced no work stoppages. The Company considers its employee relations to be good.

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

     At the Federal level, the SDWA provides minimum standards for potable water quality and monitoring. State statutes and regulations, which are also applicable, impose standards, which, in some cases, are more stringent than the Federal standards. The Company believes that all its water utilities are currently in compliance in all material respects with, and have all permits required by, the SDWA and other applicable Federal and state health and environmental statutes and regulations.

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

     The Federal Water Pollution Control Act, also known as the Clean Water Act, and state laws in a number of jurisdictions regulate certain effluent discharges into waterways. These laws are administered by the EPA at the federal level and by state agencies. These laws require the Company's utility subsidiaries to obtain permits for effluent discharges associated with water and wastewater treatment operations, and these permits typically impose limitations with respect to quality and quantity of effluent discharges. The Company believes that its utility subsidiaries are currently in compliance in all material respects with, and have all permits required by, these pollution control statutes.

     Of the projected $264 million (excluding the effects of inflation) aggregate capital expenditures of United Water's utility subsidiaries over the next five years, approximately 11% are estimated to be related to compliance with environmental laws and regulations.

(d)  Financial Information About Geographic Areas
     --------------------------------------------

     Northumbrian Partnership In June 1996, a wholly-owned subsidiary of United
     ------------------------
Water, and Lyonnaise Europe, formed the Partnership, which has acquired a 20% interest in NWG, a major investor-owned water and wastewater company in the United Kingdom. The Company accounts for this investment under the equity method of accounting. See Item 8, Note 4 to the consolidated financial statements, below.

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

Item 2.   PROPERTIES
-------   ----------
Regulated Utility Operations
----------------------------

     United Water's utility subsidiaries own, operate and maintain a total of 382 wells, 106 water treatment plants, with the largest plant having treatment capacities of up to 200 million gallons per day (MGD), 16 wastewater treatment plants, with the largest plant having treatment capacities of up to 3.25 MGD, and 229 ground and elevated storage tanks. The Company's utility subsidiaries also own numerous impounding basins, lift stations and purification stations, generally located on land owned by the respective subsidiaries. In addition, the Company's utility subsidiaries own a total of approximately 7,614 miles of water transmission and distribution mains and 230 miles of wastewater collection mains. The water mains and wastewater collection facilities are located in easements and rights-of-way on or under public highways, streets, waterways and other public places pursuant to statutes, municipal ordinances and permits from state and local authorities, or on or under property owned by the respective subsidiaries or occupied under property rights from the owners, which rights are deemed adequate for the purposes for which they are used. In addition, the Company's subsidiaries own pipelines, meters, services, fire hydrants, transportation vehicles, construction equipment, office furniture and equipment, and computer equipment. United Water's subsidiaries own or lease office space at their respective locations.

     In connection with the Wanaque South Project, United Water New Jersey owns a 17-mile aqueduct from the Wanaque Reservoir to the Oradell Reservoir, along with a booster pumping station. United Water New Jersey also owns 50% of the other elements of the Wanaque South Project, including an 11-mile aqueduct and related pump stations, a roller compacted concrete dam and reservoir, and has contractual rights to yields derived from the Passaic and Ramapo rivers.

Non-Regulated Operations
------------------------

     United Properties owns approximately 578 acres of land held for sale or under development principally in New Jersey, New York and Florida, and 181,671 square feet of office and retail properties. In addition, United Properties owns two golf properties in New Jersey.

Item 3.   LEGAL  PROCEEDINGS
-------   ------------------

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

     UWR believes that these suits are entirely without merit and is vigorously defending against them.

     United Water is not a party to any other litigation other than that described above and routine litigation incidental to the business of United Water. None of such litigation, either individually or in the aggregate, is material to the business of United Water.



Item 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-------   -----------------------------------------------------------
     During the fourth quarter of 1999, there were no matters submitted to a vote of security holders.

                                 PART II
                                 -------

Item 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
-------   ------------------------------------------------------------------
          MATTERS
          -------

     United Water's common stock is traded on the New York Stock Exchange under the symbol UWR. The high and low sales prices for United Water's common stock for 1999, 1998 and 1997 and the dividends paid on the common stock in each quarter were as follows:

(dollars)                            Stock Price                 Dividend
--------------------------------------------------------------------------------
Quarter                           High         Low
--------------------------------------------------------------------------------
1999 Fourth                     $34.500      $32.625               $.30
     Third                       33.750       20.750                .24
     Second                      23.688       20.000                .24
     First                       24.063       18.438                .24
--------------------------------------------------------------------------------
1998 Fourth                     $25.000      $16.500               $.24
     Third                       19.250       16.375                .23
     Second                      18.438       15.750                .23
     First                       19.875       17.500                .23
--------------------------------------------------------------------------------
1997 Fourth                     $19.750      $16.000               $.23
     Third                       19.813       17.000                .23
     Second                      19.375       16.375                .23
     First                       18.500       15.000                .23


The high and low stock prices from January 1 to February 29, 2000, were $34.875 and $33.750. There were 16,545 holders of record of United Water's common stock as of February 29, 2000.

     Dividend Policy  The Company has continuously paid cash dividends on its
     ---------------
common stock since 1886. Under the Company's current common stock dividend policy, quarterly dividends are paid by the Company, generally on March 1, June 1, September 1 and December 1. Each future declaration of dividends, however, shall be made at the sole discretion of the Board of Directors, and only out of cumulative earnings available therefor.

Item 6.            SELECTED  FINANCIAL  DATA
-------            -------------------------

                                                                Year ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(thousands of dollars except per share data)            1999         1998        1997        1996        1995
------------------------------------------------------------------------------------------------------------------------------------
Income Statement Data
---------------------

Operating revenues                                $  362,336   $  356,210  $  351,409  $  332,045  $  319,536

Operating income                                      77,395       97,600      95,644      95,699      82,183

Net income applicable to
     common stock                                     31,117       43,929      29,331      34,010      17,343

Net income per common share                              .81         1.19         .83        1.01         .54

Net income per common share-
     assuming dilution                                   .80         1.17         .83        1.00         .54

====================================================================================================================================
Dividends paid per share                                1.02          .93         .92         .92         .92
Balance Sheet Data (at end of period)
----------------------------------------------

Total assets                                      $1,803,065   $1,768,156  $1,658,264  $1,582,097  $1,516,708

Long-term debt                                       639,017      652,969     622,737     558,093     558,658
Preferred stock
   without mandatory redemption                        9,000        9,000       9,000       9,000       9,000

Preferred and preference stock
   with mandatory redemption                          33,104       80,282      86,579      93,261      98,091
------------------------------------------------------------------------------------------------------------------------------------

Operating revenues and operating income represent results from continuing operations. Prior year amounts have been restated to conform with current year presentation.

Item 7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
-------    -------------------------------------------------------
           CONDITION  AND  RESULTS  OF  OPERATIONS
           ---------------------------------------

SIGNIFICANT ITEMS
The following items had a significant impact on the financial results of United Water Resources (United Water, or the Company):

Strategic Initiatives

     During the third quarter of 1999, United Water announced strategic initiatives designed to strengthen the long-term performance of the Company. These initiatives were as follows:

     . On August 23, 1999, the Company announced an agreement for Suez Lyonnaise des Eaux to acquire the remaining shares of United Water it did not already own for cash of $35 per share. As a result, United Water's stock price increased. This increase resulted in an after-tax charge of $2.2 million, representing an adjustment of the values of stock options issued under the Company's variable stock option plan. The acquisition agreement was approved by United Water's shareholders on January 20, 2000, and remains subject to regulatory approvals. The Company expects that this transaction will close during the second quarter of 2000.

     . On July 13, 1999, United Water announced that it was offering a voluntary early retirement program to employees who qualified based on age and length of service. This program, which ended September 14, 1999, resulted in a charge to net income of $5 million and is expected to result in annual savings of approximately $3.5 million in payroll costs, starting in 2000.

     . On July 13, 1999, the Company announced that it entered into a definitive agreement to sell several small utility subsidiaries to American Water Works Company for approximately $49 million in cash, which would result in an after-tax gain of approximately $6 million. These utilities collectively contribute annual revenues of approximately $13.8 million, provide water service to about 35,000 customers and represent less than 4% of the Company's regulated assets and under 2% of the population it serves. The decision to sell these subsidiaries was made in an effort to focus United Water's core utility business in service areas experiencing significant growth and development. Completion of the transaction is contingent upon regulatory approvals. In the first quarter of 2000, the Company concluded the sales of United Water Indiana and United Water Virginia for $30.4 million. These transactions resulted in an after-tax gain of $4.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     As shown in the consolidated statement of cash flows, the Company's major uses of cash in 1999 included: $88.6 million of capital expenditures and $42 million of common, preferred and preference dividends paid to shareholders. The major sources of funds to meet these cash needs included: $31.8 million of additional long-term debt; $61.8 million of cash provided by operations; $16.5 million of proceeds from the issuance of additional shares of common stock; and an $40.6 million increase in short-term notes payable.

     Capital expenditures are generally incurred by United Water's utility subsidiaries in connection with the normal upgrading and expansion of existing water and wastewater facilities and to comply with existing environmental regulations. United Water considers its utility plant to be adequate and in good condition. These capital expenditures are necessary to meet growth requirements and to comply with environmental laws and regulations. Excluding the effects of inflation, the capital expenditures of United Water's utility subsidiaries are projected to aggregate $264 million over the next five years, including $54 million and $53 million in 2000 and 2001, respectively. This total includes $153 million for United Waterworks and $106 million for United Water New Jersey and United Water New York. The expenditures related to compliance with environmental laws and regulations are estimated to be approximately 11% of the projected capital expenditures over the 2000-2004 period. To the best of management's knowledge, the Company is in compliance with all material environmental laws and regulations.

     United Water anticipates that its future capital expenditures will be funded by internally generated funds and external financings. In addition, United Water's regulated utilities participate in a number of tax-exempt financings to fund capital expenditures. The companies draw down funds on these financings as qualified capital expenditures are made. As of December 31, 1999, $24.8 million of proceeds from these financings had not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

     In December 1994, United Waterworks entered into a medium-term note program that enabled United Waterworks to issue up to $75 million of debt with terms ranging from 9 months to 30 years. The interest rates are set as notes are issued under the program. The first $10 million of notes under this program were issued in 1995. Another $15 million of notes were issued in October 1997. In February 1998, United Waterworks issued an additional $40 million of notes ($20 million at 6.97% due 2023, $15 million at 7.1% due 2028 and $5 million at 6.9% due 2017). In November 1998, United Waterworks issued the final $10 million of notes under this program ($5 million at 6.44% due 2008 and $5 million at 6.97% due 2023). The proceeds were used to redeem outstanding notes payable.

     In June 1996, United Water entered into a $30 million long-term note agreement with Credit Lyonnais to partially fund its investment in the Northumbrian Partnership. The loan bears interest at a London Interbank Offered Rate based floating rate and is payable in annual installments through June 2006. In December 1998, the Company entered into an interest rate swap agreement, which fixed the interest rate at 5.24% for 1999 and 5.34% for the years 2000 through 2003.

     In December 1998, United Water New Jersey issued $35 million of 5% Water Facilities Revenue Bonds due 2028 through the New Jersey Economic Development Authority. The proceeds are being used to finance the cost of acquiring, constructing and reconstructing certain water transmission, transportation, storage, treatment, and distribution facilities located in Passaic, Bergen, Sussex, and Hudson counties in New Jersey.

     In January 1999, United Water issued $30 million of Senior Notes ($5 million at 6.07% due 2005, $10 million at 6.43% due 2009, $10 million at 6.7% due 2019, and $5 million at 7.04% due 2019). The proceeds were used to redeem all remaining shares of 7 5/8% Series B cumulative preferred stock. See Note 7 to the consolidated financial statements for further details.

     In October 1999, United Water redeemed $25 million of 9.38% senior notes due 2019. This early redemption resulted in an extraordinary after-tax loss of $1.1 million, representing the premium paid and the write-off of unamortized debt costs.

     On January 7, 2000, the Company called for redemption of all 150,000 shares of its 7 3/8% preferred stock. The redemption resulted in the payment of principal, accrued dividends and premium totaling $15.5 million, with $.5 million relating to the premium paid on the early redemption. The preferred stock was redeemed with short-term financing.

     At December 31, 1999, United Water had cash and cash equivalents of $.8 million (excluding restricted cash) and unused short-term bank lines of credit of $185.8 million. Management expects that cash flows provided by operations and unused credit lines currently available will be sufficient to meet anticipated future operational needs.

YEAR 2000 COMPLIANCE

Overview
----------

     United Water successfully implemented a Year 2000 (Y2K) program designed to mitigate, to the fullest extent possible, the impact of the century date change on the Company's computer systems and automated processes, including those that affect the delivery of water and wastewater services. The Company initiated this program in 1994 with the Information Technology Strategic Plan (the ITSP), which addressed all areas of technology and automation within United Water. A key component of that plan was the identification of the Y2K issue and the need to address the effect of the Y2K issue on all aspects of the Company's operations. The Company addressed "Y2K readiness" as a critical component of each project or initiative undertaken at United Water since 1994 that had Y2K ramifications.

     United Water defined Y2K readiness as the ability of the Company to advance into 2000 with minimal effect on the Company's critical computer systems and automated processes that control the delivery of water and wastewater services, and the Company's operations, liquidity or financial condition. As a result of these readiness activities, United Water encountered no significant problems with the transition to the year 2000.

     The Y2K program addressed internal systems and processes consisting of application software, hardware, databases, networks, personal computers, data processing equipment and operating systems (collectively, information technology or IT systems) and embedded technology or microprocessors in non-computer equipment (collectively, non-IT systems). The Y2K program also addressed the assessment and monitoring of the Y2K compliance status of third parties upon which the Company relies.

     In addition, management believes that United Water complied with the various Y2K requirements of the regulatory agencies that closely supervise its activities. Such compliance included responding to surveys and questionnaires, filing status reports, participating in task forces and sub-committees for the purpose of meeting Y2K readiness targets, and contingency planning efforts.

The Company's State of Readiness
--------------------------------

     United Water successfully transitioned into the year 2000 with no problems encountered by the Company's critical computer systems and automated processes. This was a direct result of the attention and effort devoted to readiness activities since 1994. United Water's strategy to replace the aging technical infrastructure, including IT and non-IT systems, enabled United Water and its operating affiliates to make a smooth transition into the 21st century.

     In addition to its own Y2K program, the Company was involved with Y2K compliance efforts undertaken by one of its equity investments, United Water Services (UWS).

     UWS, which is engaged in providing contract operations to U.S. cities, successfully implemented a Y2K program utilizing the guidelines established by the Company. This program was applied to all UWS's project sites and resulted in the production of inventories, risk assessments, testing methodologies and contingency plans for Y2K compliance.

     Where UWS assumed responsibility for part or all of the Y2K compliance efforts of its operating affiliates in the various cities, it coordinated Y2K corrective measures with the cities and their Y2K consultants or representatives, where applicable, to mitigate business interruption exposures associated with the Y2K problem.

     United Water maintained close contact with UWS and other entities in which it has equity interests to ascertain that appropriate and prudent action was taken in order to achieve Y2K compliance.

Relationships with Third Parties
---------------------------------

     United Water maintained close third party relationships during this effort with regulatory agencies, critical vendors and service providers. This included continuous communications with the appropriate regulatory agencies.

Costs
------
     United Water's Y2K readiness evolved from the strategic initiatives of the ITSP, which was budgeted as part of the Company's ongoing capital expenditures since 1994. As a result, United Water has been able to minimize Y2K-related compliance expenses outside of the ITSP budget. The Company's principal technology costs to date have been associated with the planned replacement of IT and non-IT systems, which has not been accelerated due to the Y2K issue.

     United Water costs related to Y2K compliance efforts that fell outside the ITSP budget were approximately $1 million. These costs included SCADA upgrade as required internal employee time, as well as other miscellaneous costs.

Contingency Plans
-----------------

     In preparation for the Year 2000 and as a prudent measure of contingency planning, United Water reviewed and refined all emergency operating plans for each operating location. In addition, each location developed a full emergency notification plan in the event of an emergency. The Company also developed a full "business continuity management plan and procedures" designed to coordinate disaster and emergency management throughout the corporation. These plans were tested on December 31, 1999. The focus of the contingency plans was to address the possibility of automation failure so that the Company can sustain its operational systems in the event of any such failure.

Risks
-----
     Management previously identified the most reasonably likely worst case scenarios due to Y2K non-compliance issues to be fluctuations in water pressure, aesthetic water quality and other temporary service interruptions. While United Water transitioned successfully to the Year 2000, there are still several significant dates to be encountered over the next year. United Water expects the risk of automation failure at any of these to be significantly reduced based on the smooth transition to the Year 2000. In addition, United Water has the added benefit of well tested contingency management plans, which can be executed as needed.

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

     During 1999, the Company's regulated utilities received fourteen rate decisions with an aggregate annual revenue increase of $4.4 million. An estimated $2.6 million of this amount was reflected in 1999's revenues while the remaining $1.8 million is expected to increase revenues in 2000. Current year revenues also reflect the carryover impact of the rate awards granted in 1998 in the amount of $4 million, as well as the reversal of a reserve for revenues in effect, subject to refund, for which a positive resolution was reached in 1999. See Note 12 to the consolidated financial statements for further details.

     On October 26, 1996, United Water Delaware placed $2.3 million in increased revenues in effect, subject to refund. On July 15, 1997, the Delaware Public Utility Commission granted the Company a permanent rate increase of $1.6 million. On July 16, 1997, the Company filed an appeal and application for a stay of the Commission's Order. On July 29, 1997, the Delaware Superior Court granted a stay of the Commission decision pending the appeal. On March 31, 1998, the Superior Court decided in favor of the Commission. The Company appealed this decision to the Supreme Court of Delaware and on February 11,1999, the Supreme Court reversed the Commission's decision which had denied the $.7 million annual revenue increase, subject to refund and remanded the matter to the Commission. As a result, the Company reversed a $1.7 million reserve which was established for potential refunds pertaining to this case. In June 1999, the Commission approved a stipulation permitting the Company to retain all revenues collected without refund and permitting the rates currently in effect to become permanent.

     On March 11, 1998, United Water Delaware filed a request to increase revenues by $4.1 million, or 24.8%. On May 11, 1998, interim rates of $2.4 million were placed in effect, subject to refund. A final decision was received in June 1999 for $2 million. The difference of $.4 million has been refunded to customers. The Company was fully reserved for these refunds.

     At the end of January 2000, the Company had four rate cases pending requesting an aggregate annual rate increase of $4.2 million. The most significant rate case pending was filed by United Water New

Rochelle. In July, 1999, United Water New Rochelle applied for a multi-year rate increase. The filing requested an increase in revenues of $3.3 million, or 17.2% for the 12 months ending May 31, 2001, an additional increase of $3.7 million, or 16.4% for the 12 months ending May 31, 2002 and a final increase of $4.1 million, or 15.6% for the 12 months ending May 31, 2003. These increases were requested primarily to recover capital investments.

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

     In March 1999, United Properties sold two office buildings (Harrison Plaza), which contributed annual revenues of approximately $4.6 million, for $42.1 million. This transaction resulted in a pre-tax gain of $5.8 million and net cash proceeds of $39.5 million. Cash proceeds of $15.6 million were used to pay off long-term debt related to the office buildings.

     In June 1999, United Properties purchased three office/retail buildings for $40.6 million. Cash proceeds from the sale of Harrison Plaza of $23.9 million, as well as $16.8 million of short-term debt were used to finance this purchase. In December 1999, United Properties contributed these buildings to a partnership and in return received preferred units in this partnership, as well as the partnership's assumption of $16.7 million in short-term debt.

     United Properties expects to spend $27.9 million over the next five years for capital expenditures on its existing real estate portfolio, including $12.3 million and $3.4 million in 2000 and 2001, respectively. Funding for United Properties' activities is anticipated to come from sales of properties, operations of existing commercial properties and golf courses, and proceeds from new financings. The timing of these expenditures will depend upon market conditions and the attainment of necessary approvals.

RESULTS OF OPERATIONS

Overview

     United Water's net income applicable to common stock for 1999 was $31.1 million, or $.81 per common share, as compared to $43.9 million, or $1.19 per common share, earned in 1998. Earnings for 1999 included an after-tax charge of $7.2 million relating to the strategic initiatives announced during the third quarter of 1999. Excluding these initiatives, income before extraordinary item was $39.4 million, or $1.02 per common share for 1999 compared with $43.9 million, or $1.19 per common share for 1998. This decrease was primarily attributable to the regulatory lag in obtaining rate recovery on a new customer information system that was placed in service at the end of 1998, as well as a favorable prior year property tax settlement recorded in the fourth quarter of 1998. In addition, United Water's utilities in the Northeast experienced higher operating expenses due to increased purchased water and pumping charges as a result of drought conditions in the third quarter of 1999. Earnings for 1998 included a $2.9 million contribution from the effect on deferred taxes of a decrease in the UK corporate tax rate. Excluding the impact of the deferred taxes in 1998, the Company experienced higher earnings from the Northumbrian Partnerhsip.

     United Water's net income applicable to common stock for 1998 was $43.9 million, or $1.19 per common share, as compared to $29.3 million, or $.83 per common share, earned in 1997. During 1997, the United Kingdom's new Labor Government imposed a one-time "windfall profits" tax on privatized utilities. The levying of this one-time tax negatively impacted the Company's earnings from its investment in NWG by $13.1 million, which was partially offset by the effect of a change in the tax rate on deferred taxes of $2.8 million. Income before non-recurring items was $43.9 million, or $1.19 per common share for 1998 compared with $39.7 million, or $1.12 per common share for 1997. This increase was attributable to improved domestic utility performance as a result of rate awards, higher water consumption and a property tax settlement relating to a prior year. In addition, the Company experienced higher earnings from the Northumbrian Partnership primarily due to the effect on deferred taxes of a decrease in the UK corporate tax rate during 1998.

Operating Revenues

     Operating revenues increased $6.1 million, or 1.7%, in 1999 and $4.8 million, or 1.4%, in 1998 from the prior years, as follows:

--------------------------------------------------------------------------------
                               1999 vs. 1998            1998 vs. 1997
(thousands of dollars)       Increase (Decrease)      Increase (Decrease)
--------------------------------------------------------------------------------
Utilities
 Rate awards                 $ 7,693      2.2%         $ 9,790    2.8%
 Consumption                   1,433      0.4%           1,346    0.4%
 Growth                        3,019      0.8%             993    0.3%
Real estate                   (5,157)    (1.5%)         (3,879)  (1.1%)
Other operations                (862)    (0.2%)         (3,449)  (1.0%)
--------------------------------------------------------------------------------
                             $ 6,126      1.7%         $ 4,801    1.4%
--------------------------------------------------------------------------------

1999 versus 1998

     The 2.2% increase in revenues from rate awards in 1999 includes the impact of fourteen 1998 and fourteen 1999 increases for the Company's operating utilities. Higher consumption due to favorable weather conditions in the majority of service areas resulted in an increase in revenues of $1.4 million in 1999, despite the impact of mandatory water restrictions in the Northeast during the third quarter of 1999. The increase in revenues due to growth is primarily attributable to the acquisition of South County Water Company in Idaho in the first quarter of 1999, as well as increased customers at the Florida operating
utility.   Real estate revenues decreased $5.2 million primarily due to lower land sale revenues, as well as lower rental revenue. The .2% decrease in operating revenues from other operations was primarily attributable to lower incentive revenues from the public-private partnership with Jersey City, New Jersey, partially offset by higher revenues from the public-private partnership with Hoboken, New Jersey, as well as revenues from a new public-private partnership in New Jersey.

1998 versus 1997

  The 2.8% increase in revenues from rate awards in 1998 includes the impact of fifteen 1997 and fourteen 1998 increases for the Company's operating utilities. Higher consumption due to favorable weather conditions in Northeast service areas resulted in an increase in revenues of $1.3 million in 1998. The increase in revenues due to growth is partially attributable to increased customers at
several operating utilities.   Real estate revenues decreased $3.9 million
primarily due to lower land sale revenues as a result of a significant land sale in the first quarter of 1997, partially offset by higher golf course revenues. The $3.4 million decrease in operating revenues from other operations was primarily attributable to the absence of revenues from the Company's meter installation subsidiary, which was sold in the fourth quarter of 1997, partially offset by an increase in revenues from the public-private partnership with Jersey City, New Jersey.

Operating Expenses

     Operating expenses increased $26.3 million in 1999 and $2.8 million in 1998 from the prior years, as follows:

--------------------------------------------------------------------------------
                                   1999 vs. 1998       1998 vs. 1997
(thousands of dollars)                Increase      (Decrease)  Increase
--------------------------------------------------------------------------------
Operation and maintenance         $17,785  10.6%     $  (560)     (0.3%)
Depreciation and amortization       4,406  11.0%       5,256      15.1%
General taxes                       4,140   8.2%      (1,851)     (3.6%)
--------------------------------------------------------------------------------
1999 versus 1998

     The $17.8 million increase in operation and maintenance expenses includes $7.7 million and $3.4 million, respectively, for the voluntary early retirement program and the adjustment of the values of stock options as part of the strategic initiatives announced during 1999. The increase was also attributable to higher outside services and employee benefits costs at several of the Company's subsidiaries. In addition, expenses increased due to higher purchased water and pumping charges as a result of drought conditions, prior to the mandatory water restrictions in the Northeast. Additionally, the Company experienced operating expenses from a new public-private partnership in New Jersey, as well as higher operating expenses from the partnership with Jersey City. This was partially offset by a decrease in the cost of real estate properties sold as a result of fewer property sales in 1999.

     The $4.4 million increase in depreciation and amortization was primarily attributable to an increase in depreciation rates as a result of regulatory changes, as well as the placement in service of a new customer information system at the end of 1998.

     General taxes increased $4.1 million, or 8.2%, in 1999 primarily due to a property tax settlement received in the fourth quarter of 1998, as well as higher real estate taxes in utility operations.

1998 versus 1997

     The decrease in operation and maintenance expenses was due primarily to the absence of costs from the Company's meter installation subsidiary, which was sold in the fourth quarter of 1997, as well as a $3.9 million decrease in the cost of real estate properties sold, primarily due to a significant land sale in the first quarter of 1997. This was partially offset by the write-off of deferred start-up charges under Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" as well as higher outside services and employee benefits costs at several of the Company's subsidiaries.

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

Interest Expense

     Interest expense increased $3.3 million in 1999 from 1998 primarily due to the issuance of $30 million of Senior Notes in January 1999, the proceeds of which were used to redeem all remaining shares of 7 5/8% Series B cumulative preferred stock, as well as higher short-term debt. See the statement of consolidated capitalization and Notes 5 and 6 to the consolidated financial statements for further details on long-term debt and notes payable.

Equity Earnings of Affiliates

     The $.4 million increase in equity earnings of affiliates in 1999 was due mainly to a $.8 million increase in combined results from United Water Services, UWS Canada and UWS Mexico. The Company also experienced higher equity earnings from its other equity investment, Dundee Water Power and Land, as a result of a one-time condemnation settlement recorded in the third quarter of 1998.

     This was partially offset by a $.8 million decrease in earnings from the Northumbrian Partnership, due to the $2.9 million effect on deferred taxes of a decrease in the UK corporate tax rate, in the second quarter of 1998.

     During 1999, the Office of Water Services (OFWAT) in the United Kingdom announced its decision to substantially reduce water prices over the next five years effective April 2000. As a result, the Company will experience lower earnings from its investment in the Northumbrian Partnership.

Income Taxes

     The effective income tax rates on income before preferred and preference stock dividends were 28.6% in 1999, 27.9% in 1998 and 36.4% in 1997. An analysis of income taxes is included in Note 13 to the consolidated financial statements.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. Due to its limited use of derivative instruments, management believes the adoption of SFAS No. 133 will not have a significant effect on the Company's financial condition or results of operations.

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

Item 8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-------   -----------------------------------------------

Index to Consolidated Financial Statements
------------------------------------------
                                                                     Page
                                                                     ----
Financial Statements:

Report of Independent Accountants                                      33

Consolidated Balance Sheet at
   December 31, 1999 and 1998                                          34

Statement of Consolidated Income for each of the
   years ended December 31, 1999, 1998 and 1997                        35

Statement of Consolidated Common Equity for each of
   the years ended December 31, 1999, 1998 and 1997                    36

Statement of Consolidated Cash Flows for each of the
   years ended December 31, 1999, 1998 and 1997                        37

Statement of Consolidated Capitalization at
   December 31, 1999 and 1998                                          38

Notes to Consolidated Financial Statements                             39 - 66
Financial Statement Schedules:
   For the three years ended December 31, 1999
          VIII - Consolidated Valuation and Qualifying Accounts        81


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

                      REPORT  OF  INDEPENDENT  ACCOUNTANTS



To The Board of Directors and Shareholders of
United Water Resources

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of United Water Resources and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of United Water Resources' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New York, New York
February 24, 2000

                           Consolidated Balance Sheet
                    UNITED WATER RESOURCES AND SUBSIDIARIES

                                                                                        December 31,
(thousands of dollars)                                                                1999        1998
------------------------------------------------------------------------------------------------------------

Assets
Utility plant, including $24,533 and $47,348 under construction                    $1,620,716  $1,540,564
 Less accumulated depreciation                                                        358,528     328,224
                                                                                   ----------  ----------
                                                                                    1,262,188   1,212,340
Utility plant acquisition adjustments,
 Less accumulated amortization of $13,004 and $11,411                                  60,714      61,320
Real estate and other investments,
 Less accumulated depreciation of $9,721 and $13,628                                   79,836      81,630
Equity investments                                                                    134,755     116,598
                                                                                   ----------  ----------
                                                                                      214,591     198,228

Current assets:
 Cash and cash equivalents                                                                768       8,011
 Restricted cash                                                                       24,803      48,495
 Accounts receivable and unbilled revenues, less allowance of $1,234 and $1,204        62,221      59,693
 Prepaid and other current assets                                                      16,972      12,235
                                                                                   ----------  ----------
                                                                                      104,764     128,434

Deferred charges and other assets:
 Regulatory assets                                                                     65,424      75,582
 Prepaid employee benefits                                                             33,913      29,237
 Unamortized debt expense                                                              33,652      34,745
 Other deferred charges and assets                                                     27,819      28,270
                                                                                   ----------  ----------
                                                                                      160,808     167,834

                                                                                   $1,803,065  $1,768,156
                                                                                   ==========  ==========

Capitalization and Liabilities
Capitalization:
 Common stock and retained earnings                                                $  468,790  $  456,029
 Preferred stock without mandatory redemption                                           9,000       9,000
 Preferred stock with mandatory redemption                                              6,935      49,748
 Preference stock, convertible, with mandatory redemption                              26,169      30,534
 Long-term debt                                                                       639,017     652,969
                                                                                   ----------  ----------
                                                                                    1,149,911   1,198,280

Current liabilities:
 Notes payable                                                                        134,000      93,400
 Preferred stock and long-term debt due within one year                                21,119       5,795
 Accounts payable and other current liabilities                                        37,259      36,525
 Accrued taxes                                                                         24,466      24,257
 Accrued interest and dividends                                                         9,079       8,023
                                                                                   ----------  ----------
                                                                                      225,923     168,000

Deferred credits and other liabilities:
 Deferred income taxes and investment tax credits                                     197,072     195,368
 Customer advances for construction                                                    36,206      30,648
 Contributions in aid of construction                                                 154,413     143,327
 Other deferred credits and liabilities                                                39,540      32,533
                                                                                   ----------  ----------
                                                                                      427,231     401,876
 Commitments and contingencies (Notes 7 and 12)
                                                                                   $1,803,065  $1,768,156
                                                                                   ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        Statement of Consolidated Income
                    UNITED WATER RESOURCES AND SUBSIDIARIES

------------------------------------------------------------------------------------------------
                                                              Years ended December 31,
(thousands except per share data)                           1999        1998        1997
------------------------------------------------------------------------------------------------

Operating revenues                                        $362,336    $356,210    $351,409
Operating expenses:
 Operation and maintenance                                 186,172     168,387     168,947
 Depreciation and amortization                              44,356      39,950      34,694
 General taxes                                              54,413      50,273      52,124
                                                          --------    --------    --------
   Total operating expenses                                284,941     258,610     255,765
                                                          --------    --------    --------
Operating income                                            77,395      97,600      95,644
Interest and other expenses:
 Interest expense, net of amount capitalized                49,204      45,917      45,372
 Allowance for funds used during construction               (2,884)     (4,567)     (3,397)
 Preferred stock dividends of subsidiaries                   2,171       2,223       2,256
 Windfall profits tax of affiliate                              --          --      10,334
 Gain on sale of Harrison Plaza                             (5,846)         --          --
 Equity earnings of affiliates                             (11,855)    (11,451)    (10,647)
 Other income, net                                          (3,369)     (1,959)     (2,529)
                                                          --------    --------    --------
   Total interest and other expenses                        27,421      30,163      41,389
                                                          --------    --------    --------

Income before income taxes &
 extraordinary item                                         49,974      67,437      54,255
Provision for income taxes                                  15,019      19,450      20,579
                                                          --------    --------    --------
Income before extraordinary item                            34,955      47,987      33,676
Preferred and preference stock dividends                     2,697       4,058       4,345
                                                          --------    --------    --------
Net income applicable to common stock &
 before extraordinary item                                  32,258      43,929      29,331
Extraordinary item:
 Loss on  early extinguishment of debt, net of income
   tax benefit of $614                                      (1,141)         --          --
                                                          --------    --------    --------

Net income applicable to common stock                     $ 31,117    $ 43,929    $ 29,331
                                                          ========    ========    ========

Average common shares outstanding                           38,528      37,028      35,492
Net income (loss) per common share
 Before extraordinary item                                $    .84    $   1.19    $    .83
 Extraordinary item                                           (.03)         --          --
                                                          --------    --------    --------
   Total                                                  $    .81    $   1.19    $    .83
                                                          ========    ========    ========

Average common shares outstanding-assuming dilution         40,583      39,192      37,838
Net income (loss) per common share
 Before extraordinary item                                $    .83    $   1.17    $    .83
 Extraordinary item                                           (.03)         --          --
                                                          --------    --------    --------
   Total                                                  $    .80    $   1.17    $    .83
                                                          ========    ========    ========



  The accompanying notes are an integral part of these consolidated financial statements.

                    Statement of Consolidated Common Equity
                    UNITED WATER RESOURCES AND SUBSIDIARIES


                                                                               Accumulated
                                                             Common Stock         Other
                                                           Number             Comprehensive  Retained
(thousands)                                               of shares   Amount      Income     Earnings     Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                 34,549  $328,132       $6,703   $ 56,655   $391,490
  Dividend reinvestment and stock purchase plans              1,446    25,083           --         --     25,083
  Net income applicable to common stock                          --        --           --     29,331     29,331
  Cumulative translation adjustment                              --        --          591         --        591
                                                                                                        --------
  Total comprehensive income                                     --        --           --         --     29,922
                                                                                                        --------
  Conversion of 5% preference stock                             300     4,742           --         --      4,742
  Cash dividends paid on common stock, $.92 per share            --        --           --    (32,636)   (32,636)

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                 36,295   357,957        7,294     53,350    418,601
  Dividend reinvestment and stock purchase plans              1,264    23,068           --         --     23,068
  Net income applicable to common stock                          --        --           --     43,929     43,929
  Cumulative translation adjustment                              --        --          464         --        464
                                                                                                        --------
  Total comprehensive income                                     --        --           --         --     44,393
                                                                                                        --------
  Conversion of 5% preference stock                             277     4,394           --         --      4,394
  Cash dividends paid on common stock, $.93 per share            --        --           --    (34,427)   (34,427)

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                 37,836   385,419        7,758     62,852    456,029
  Dividend reinvestment and stock purchase plans                790    16,520           --         --     16,520
  Net income applicable to common stock                          --        --           --     31,117     31,117
  Cumulative translation adjustment                              --        --          (70)        --        (70)
                                                                                                        --------
  Total comprehensive income                                     --        --           --         --     31,047
                                                                                                        --------
  Conversion of 5% preference stock                             284     4,534           --         --      4,534
  Cash dividends paid on common stock, $1.02 per share           --        --           --    (39,340)   (39,340)

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                 38,910  $406,473       $7,688   $ 54,629   $468,790
------------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                      Statement of Consolidated Cash Flows
                    UNITED WATER RESOURCES AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------------
                                                                Years ended December 31,
(thousands of dollars)                                        1999        1998        1997
------------------------------------------------------------------------------------------------------------------------------------

Operating activities:
 Net income                                                   $ 33,814   $  47,987   $  33,676
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                 46,100      41,300      35,959
  Deferred income taxes and investment tax credits, net          8,838      11,878       8,934
  Equity earnings of affiliates                                (11,855)    (11,451)       (313)
  Proceeds from sale of United Metering                             --          --       6,223
  Proceeds from sales of properties                                394       3,761      11,068
  Gain on sales of properties                                      (89)     (2,605)     (5,220)
  Gain on sales of operating assets                             (6,442)         --          --
  Improvements to property under development                    (1,627)     (2,125)     (1,376)
  Allowance for funds used during construction                  (2,884)     (4,567)     (3,397)
  Changes in assets and liabilities, net of effect of
   acquisitions:
     Accounts receivable and unbilled revenues                  (2,183)     (1,970)      2,551
     Prepayments                                                (2,147)       (530)       (311)
     Prepaid employee benefits                                  (4,615)     (7,811)     (5,287)
     Regulatory assets                                           6,666       4,088      (4,569)
     Accounts payable and other current liabilities                555       3,692       1,131
     Accrued taxes                                              (6,238)     (2,621)      8,863
     Accrued interest and dividends                              1,056         (94)       (294)
     Other, net                                                  2,429       1,222         417
                                                              --------   ---------   ---------
Net cash provided by operating activities                       61,772      80,154      88,055
                                                              --------   ---------   ---------

Investing activities:
  Additions to utility plant (excludes allowance for funds
   used during construction)                                   (81,988)    (99,722)    (83,321)
  Additions to real estate and other properties                (46,046)     (4,177)     (2,080)
  Additions to equity investments                               (6,555)     (4,784)    (15,859)
  Acquisitions, net of cash received                            (3,772)         --          --
  Proceeds from sales of operating assets                       41,390          --          --
  Change in restricted cash                                     23,692     (13,914)     (7,378)
                                                              --------   ---------   ---------
Net cash used in investing activities                          (73,279)   (122,597)   (108,638)
                                                              --------   ---------   ---------

Financing activities:
  Change in notes payable                                       40,600      18,475     (18,300)
  Additional long-term debt                                     31,826      85,233      75,565
  Reduction in preferred stock and long-term debt              (56,547)    (59,318)    (34,585)
  Issuance of common stock                                      16,520      23,068      25,083
  Dividends on common stock                                    (39,340)    (34,427)    (32,636)
  Dividends on preferred and preference stock                   (2,697)     (4,058)     (4,345)
  Net contributions and advances for construction               13,902      12,935       9,386
                                                              --------   ---------   ---------
Net cash provided by financing activities                        4,264      41,908      20,168
                                                              --------   ---------   ---------
Net decrease in cash and cash equivalents                       (7,243)       (535)       (415)
Cash and cash equivalents at beginning of year                   8,011       8,546       8,961
                                                              --------   ---------   ---------
Cash and cash equivalents at end of year                      $    768   $   8,011   $   8,546
                                                              ========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    Statement of Consolidated Capitalization
                    UNITED WATER RESOURCES AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------------
                                                                                          December 31,
(thousands of dollars)                                                                 1999          1998
------------------------------------------------------------------------------------------------------------------------------------

Common stock and retained earnings:
  Common stock, no par value--authorized 100,000,000 shares                           $  422,412    $  401,370
  Less treasury shares, at cost                                                          (15,939)      (15,951)
  Retained earnings                                                                       54,629        62,852
  Accumulated other comprehensive income                                                   7,688         7,758
                                                                                      ----------    ----------
  Total common stock and retained earnings                                               468,790       456,029
                                                                                      ----------    ----------

Cumulative preferred stock without mandatory redemption:
  United Water New Jersey, authorized 2,000,000 shares,
  stated value--$100 per share, issuable in series:
    4 1/2% Series, authorized and outstanding 30,000 shares                                3,000         3,000
    4.55% Series, authorized and outstanding 60,000 shares                                 6,000         6,000
                                                                                      ----------    ----------
Total preferred stock without mandatory redemption                                         9,000         9,000
                                                                                      ----------    ----------

Cumulative preferred and preference stock with mandatory redemption, net of amount due within one year:
  United Water New Jersey:
  5% Series, authorized 15,000 shares; outstanding 5,400 and 6,000 shares                    480           540
  7 3/8% Series, authorized and outstanding 150,000 shares                                     -        15,000
United Water New York:
  Authorized 100,000 shares, stated value--$100 per share issuable in series:
   $8.75 Series, issued and outstanding 20,000 and 22,000 shares                           1,800         2,000
   $9.84 Series, issued and outstanding 43,750 and 46,875 shares                           4,062         4,375
United Water Idaho:  5%, authorized and outstanding 7,291and 7,399 shares                    593           607
United Water Resources:
  7 5/8% Series B, authorized 300,000 shares; outstanding 285,000 shares                       -        27,226
  5% Series A, convertible preference, authorized 3,983,976 shares;
    outstanding 1,955,984 and 2,296,278 shares                                            26,169        30,534
                                                                                      ----------    ----------
Total preferred and preference stock with mandatory redemption                            33,104        80,282
                                                                                      ----------    ----------

Long-term debt, net of amount due within one year:
United Water New Jersey:
  First mortgage bonds, 5.8%-5.9%, due 2024 (weighted average 5.85%)                      40,000        40,000
  Unsecured promissory notes, variable rates, due 2025-2026
   (weighted average 2.94% and 3.11%)                                                    130,000       130,000
  Unsecured promissory notes, 5% 1998 EDA bonds, due 2028                                 35,000        35,000

United Water New York:
  First mortgage bonds, 9 3/8%, due 2001                                                     300           600
  Unsecured promissory notes, 5.65%-8.98%, due 2023-2025 (weighted average 6.74%)         51,000        51,000

United Water Resources:
  Promissory notes, 9.38%, due 2019                                                            -        25,000
  Promissory notes, floating LIBOR-based interest rate, due 2006                          21,000        24,000
  Promissory notes, 6.07%-7.9%, due 2005-2022 (weighted average 7.23% and 7.73%)          70,000        40,000

United Waterworks:
  Unsecured debt, 5.30%-10.05%, due 2007-2028 (weighted average 7.06% and 7.07%)         281,278       282,815

United Properties Group:
  Mortgage notes, 7.99%-10%, due 1999-2009 (weighted average 7.99% and 9.97%)              1,826        15,697
  Floating rate LIBOR-based term loan, due 2000                                            7,078         7,211
  New Jersey Wastewater Treatment Loans, 0%-4.2%, due 2013
    (weighted average 2.52% and 2.48%)                                                     1,535         1,646
                                                                                      ----------    ----------
Total long-term debt                                                                     639,017       652,969
                                                                                      ----------    ----------
Total capitalization                                                                  $1,149,911    $1,198,280
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

Description of business: United Water's principal utility subsidiaries include United Water New Jersey, United Water New York and United Waterworks. These subsidiaries provide water and wastewater services to approximately two million people in 11 states (after giving effect to the divestiture of several small utility subsidiaries to be completed in the year 2000. See Note 3 for further details). Other significant wholly-owned subsidiaries of United Water include:
United Properties Group (United Properties), which is engaged in real estate activities including commercial rentals, land development and sales, golf course operations, and consulting services; United Water UK, an equal partner with Lyonnaise Europe (a wholly-owned subsidiary of Suez Lyonnaise des Eaux) in the Northumbrian Partnership, which has acquired a 20% interest in Northumbrian Water Group plc (NWG), a major investor-owned water and wastewater company in the United Kingdom; and United Water Mid-Atlantic, which owns and operates water and wastewater systems. In addition, the Company has entered into public-private partnerships with the cities of Hoboken, Jersey City and Rahway, New Jersey, whereby the municipalities retain ownership of their systems while the Company operates and maintains them. United Water also has several equity investments in the contract services business.

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

Utility plant acquisition adjustments: Utility plant acquisition adjustments represent the difference between the purchase price and the book value of net assets acquired, and are amortized, generally, on a straight-line basis over a 40-year period. Utility plant acquisition adjustments include a premium paid to acquire operating utilities. At each balance sheet date, the Company evaluates the realizability of utility plant acquisition adjustments on the basis of expected future undiscounted cash flows. Based on its most recent evaluation, the Company believes that no impairment of utility plant acquisition adjustments exists at December 31, 1999.

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

Jointly owned facilities: Utility plant includes United Water New Jersey's 50% interest in the Wanaque South Water Supply Project, the net book value of which was $41.2 million and $42 million at December 31, 1999 and 1998, respectively. United Water New Jersey's share of the project's operating expenses is included in operation and maintenance expenses.

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

Regulatory assets consisted of the following at December 31:

--------------------------------------------------------------------------------
(thousands of dollars)                        1999             1998
--------------------------------------------------------------------------------
 Recoverable income taxes                    $36,069          $41,141
 Deferred employee benefits                   16,057           18,268
 Rate case                                     2,412            3,308
 Tank painting                                 2,856            3,117
 Other                                         8,030            9,748
--------------------------------------------------------------------------------
Total regulatory assets                      $65,424          $75,582
--------------------------------------------------------------------------------

Real estate: Real estate properties are carried at the lower of cost, which includes original purchase price and direct development costs, discounted cash flow value or fair value. Real estate taxes and interest costs are capitalized during the development period. The amount of interest capitalized was $200,000 in 1999, $650,890 in 1998 and $651,251 in 1997. Real estate operating revenues include rental income from commercial properties, proceeds from the disposition of real estate properties, revenues from golf course operations and fees from consulting services.

In March 1999, United Properties sold two office buildings (Harrison Plaza), which contributed annual revenues of approximately $4.6 million, for $42.1 million. This transaction resulted in a pre-tax gain of $5.8 million and net cash proceeds of $39.5 million. Cash proceeds of $15.6 million were used to pay off long-term debt related to the office buildings.

In June 1999, United Properties purchased three office/retail buildings for $40.6 million. Cash proceeds of $23.9 million, as well as $16.8 million of short-term debt were used to finance this purchase. In December 1999, United Properties contributed these buildings to a partnership and in return received preferred units of this partnership, as well as the partnership's assumption of $16.7 million in short-term debt. This investment will generate dividend income, which will be accounted for as other income in the statement of consolidated income.

Unamortized debt expense: Debt premium, debt discount and deferred debt expenses are amortized to income or expense over the lives of the applicable issues.

Revenues from utility operations: United Water New Jersey and United Waterworks recognize as revenues billings to customers, plus estimated revenues for consumption for the period from the date of the last billing to the balance sheet date. United Water New York recognizes revenues as bills are rendered to customers and does not accrue for unbilled revenues. United Water New York and United Water New Rochelle have been directed by the New York Public Service Commission to institute a Revenue Reconciliation Clause, which requires the reconciliation of billed revenues with pro forma revenues that were used to set rates. Any variances outside a threshold range are accrued or deferred for subsequent recovery from or refund to customers. At December 31, 1999 and 1998, United Water New York and United Water New Rochelle had $4.3 million and $4.4 million, respectively, of net unamortized revenue accruals, resulting from revenues which were more than the amounts used to set rates. These amounts are expected to be refunded over a three-year period.

Revenues from real estate activities: Revenues from real estate sales are recognized when the transaction is consummated and title has passed. Revenues from real estate transactions were $.4 million, $4.9 million and $11.2 million in 1999, 1998 and 1997, respectively.

United Properties owns several office buildings, with an aggregate net book value of $15.8 million (net of accumulated depreciation of $6.1 million) at December 31, 1999, which are leased to tenants under various operating leases. The following is a schedule, by year, of the minimum future rental income on non-cancelable operating leases outstanding at December 31, 1999:


------------------------------------------------------------
(thousands of dollars)
------------------------------------------------------------
2000                                               $2,191
2001                                                2,134
2002                                                1,758
2003                                                  993
2004                                                  367
Thereafter                                            428
------------------------------------------------------------
Total minimum future rental income                 $7,871
------------------------------------------------------------

Revenues from public-private partnerships: In May 1996, United Water entered into a five-year contract with Jersey City to operate its municipal water system. This contract stipulated that the city could terminate the contract in the fourth or fifth year. In 1999, the city exercised its option to terminate the contract during the fourth year. United Water was then awarded a new eight-year contract with Jersey City, commencing January 1, 2000. This contract also provides for monthly service fees, which are recorded as revenues when billed, as well as certain incentives based on collection and marketing goals, which are accrued, based on historical information. In addition, the contract also provides for capital projects management fees due upon completion of any capital project. Service fee revenues for the years ended December 31, 1999, 1998 and 1997 were $7.8 million, $10 million and $9.2 million, respectively.

In 1994, the Company entered into a ten-year contract with the city of Hoboken to operate, maintain and manage its municipal water system. In 1996, this contract was extended for an additional ten years. Under this contract, revenues are recorded monthly based upon customer billings. Revenues for the years ended December 31, 1999, 1998 and 1997 were $4.5 million, $4 million and $3.9 million, respectively.

In November 1999, the Company entered into a 20-year contract with Rahway, New Jersey to operate, maintain and manage its municipal water system. Under this contract, revenues are recorded on the percentage of completion basis. Revenues for the two months ended December 31, 1999 were $.5 million.

Depreciation: Depreciation of utility plant and real estate properties is recognized using the straight-line method over the estimated service lives of the properties. Utility plant depreciation rates are prescribed by the public utility commissions. The provisions for depreciation in 1999, 1998 and 1997 were equivalent to 2.6%, 2.4% and 2.3%, respectively, of average depreciable utility plant in service. Real estate properties are depreciated over estimated lives ranging between 25 and 50 years. For federal income tax purposes, depreciation is computed using accelerated methods and, in general, shorter depreciable lives as permitted under the Internal Revenue Code.

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

Statement of cash flows: United Water considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company made cash payments for interest (net of amounts capitalized) and federal and state income taxes as follows:

--------------------------------------------------------------------------------
(thousands of dollars)                   1999     1998     1997
--------------------------------------------------------------------------------
Interest, net of amounts capitalized    $47,978  $44,651  $44,400
Income taxes                              9,141   11,520    7,413
--------------------------------------------------------------------------------

  The following is a supplemental schedule of non-cash transactions in 1999, 1998 and 1997:

--------------------------------------------------------------------------------
(thousands of dollars)                          1999     1998    1997
--------------------------------------------------------------------------------
Conversion of 5% preference stock              $ 4,694  $4,576  $4,967
  Contribution of buildings to partnership:
  Fair value of assets contributed              41,085       -       -
  Short-term debt assumed                       16,720       -       -
--------------------------------------------------------------------------------

NOTE 2 -MERGER ACTIVITY

In August 1999, the Company announced an agreement for Suez Lyonnaise des Eaux to acquire the remaining shares of United Water it did not already own for cash of $35 per share. The acquisition agreement was approved by United Water's shareholders on January 20, 2000, and remains subject to regulatory approvals. The Company expects that this transaction will close during the second quarter of 2000.

NOTE 3 -DIVESTITURES

In July 1999, the Company announced that it entered into a definitive agreement to sell several small utility subsidiaries to American Water Works Company for approximately $49 million in cash, which are anticipated to result in an after-tax gain of approximately $6 million. These utilities collectively contribute annual revenues of approximately $13.8 million, provide water service to about 35,000 customers and represent less than 4% of the Company's regulated assets and under 2% of the population it serves. The decision to sell these subsidiaries was made in an effort to focus United Water's core utility business in service areas experiencing significant growth and development. Completion of the transaction is contingent upon regulatory approvals. In the first quarter of 2000, the Company concluded the sales of United Water Indiana and United Water Virginia for $30.4 million. These transactions resulted in an after-tax gain of $4.1 million.

NOTE 4 -EQUITY INVESTMENTS

On June 28, 1996, United Water and Lyonnaise Europe formed the Northumbrian Partnership (the Partnership), an equal partnership which has acquired a 20% interest in NWG, a major investor-owned water and wastewater company in the United Kingdom. United Water's initial $62 million investment in the Partnership was made through its wholly-owned subsidiary in the United Kingdom, United Water UK. Investment in the Partnership was $112.2 million and $96.3 million at December 31, 1999 and 1998, respectively, and is included in equity investments in the consolidated balance sheet. United Water's share of the Partnership's earnings, which totaled $16.3 million and $17.1 million in 1999 and 1998, respectively, is included in equity earnings of affiliates in the accompanying statement of consolidated income.

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

United Water Services is a 50/50 joint venture between United Water and Suez Lyonnaise des Eaux. On July 28, 1997, United Water Services acquired the remaining 50% stake in JMM Operational Services that it did not already own. United Water Services provides contract operations and maintenance services for water and wastewater facilities and is pursuing additional contract operations. As a result, United Water Services was awarded several contracts. The largest awards include a ten-year contract to operate the wastewater systems in Milwaukee, Wisconsin, and a 20-year contract to operate the water system in Atlanta, Georgia, with a minority partner. United Water Services also provides construction management, training and advisory services, as well as operates a meter installation subsidiary, United Metering, which it purchased from United Water in December 1997 for book value of $6.2 million.

In July 1997, the Company also acquired a 30% and a 20% interest in UWS Canada and UWS Mexico, respectively. In December 1998, United Water purchased additional interests and now has a 33.3% and a 20.5% interest in UWS Canada and UWS Mexico, respectively.

At December 31, 1999 and 1998, United Water had equity investments relating to contract services of approximately $22.1 million and $19.8 million, respectively, including investments in Canada and Mexico. This amount is included in equity investments in the accompanying consolidated balance sheet. United Water's share of earnings in these investments is included in equity earnings of affiliates in the accompanying statement of consolidated income.

NOTE 5 - NOTES PAYABLE

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

The total credit lines available, the amounts utilized and the weighted average interest rates at December 31 were as follows:

--------------------------------------------------------------------------------
(thousands of dollars)                1999                  1998
--------------------------------------------------------------------------------
Total credit lines available        $320,500              $280,500
Utilized:
 Drawn                               134,000                93,400
 Pledged                                 655                   655
Weighted average interest rates          6.2%                 5.5%
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT

The long-term debt repayments over each of the next five years are anticipated to be as follows: 2000--$5.5 million; 2001--$13 million; 2002--$7.2 million; 2003--$7.3 million and 2004--$8.3 million. United Water New Jersey, United Water New York, United Waterworks and other subsidiaries of United Water are subject to certain restrictive covenants related to their issued debt.

In December 1994, United Waterworks entered into a medium-term note program that enabled United Waterworks to issue up to $75 million of debt with terms ranging from 9 months to 30 years. The interest rates are set as notes are issued under the program. The first $10 million of notes under this program were issued in 1995. Another $15 million of notes were issued in October 1997. In February 1998, United Waterworks issued an additional $40 million of notes under this program ($20 million at 6.97% due 2023,

$15 million at 7.1% due 2028 and $5 million at 6.9% due 2017). In November 1998, United Waterworks issued the final $10 million of notes under this program ($5 million at 6.44% due 2008 and $5 million at 6.97% due 2023). The proceeds were used to redeem outstanding notes payable.

In June 1996, United Water entered into a $30 million long-term note agreement with Credit Lyonnais to partially fund its investment in the Northumbrian Partnership. The loan bears interest at a LIBOR-based floating rate and is payable in annual installments through June 2006. In December 1998, the Company entered into an interest rate swap agreement, which fixed the interest rate at 5.24% for 1999 and 5.34% for the years 2000 through 2003.

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

In January 1999, United Water issued $30 million of Senior Notes ($5 million at 6.07% due 2005, $10 million at 6.43% due 2009, $10 million at 6.7% due 2019 and
$5 million at 7.04% due 2019). The proceeds were used to redeem all remaining shares of 7 5/8% Series B cumulative preferred stock. See Note 8 to the consolidated financial statements for further details.

In October 1999, United Water redeemed $25 million of 9.38% senior notes due 2019. This early redemption resulted in an extraordinary after-tax loss of $1.1 million, representing the premium paid and the write-off of unamortized debt costs.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
Capital Expenditures

The future capital expenditures of the Company's utility subsidiaries are projected to aggregate $264 million over the next five years, including $54 million and $53 million in 2000 and 2001, respectively. United Properties currently projects spending $27.9 million over the next five years for capital expenditures on its existing real estate portfolio, including $12.3 million and $3.4 million in 2000 and 2001, respectively.

Operating Leases

United Water's total consolidated rental expense was approximately $7.3 million
in 1999, $6.5 million in 1998 and $6.2 million in 1997.   The minimum future
lease payments under all non-cancelable operating leases, which consist primarily of buildings and automobiles, at December 31, 1999 are as follows:

-----------------------------------------------------------------
(thousands of dollars)
-----------------------------------------------------------------
2000                                                  $ 5,749
2001                                                    4,211
2002                                                    2,579
2003                                                    1,615
2004                                                    1,029
Thereafter                                              1,616
-----------------------------------------------------------------
Total minimum future lease payments                   $16,799
-----------------------------------------------------------------

Legal Matters

United Water has been notified that it may be one of several defendants in a lawsuit involving cancer incidences in Dover Township, New Jersey. A complaint has not been filed; however, an agreement was signed on January 29, 1998 with the potential plaintiffs that would toll the statute of limitations for a time period of at least eighteen months. A second agreement, extending the tolling period for an additional eighteen months, was executed in July 1999. The Company has also entered into a joint defense agreement with other potential defendants, which will allow the potential defendants to work together until all disputes with the potential plaintiffs have been resolved. Management believes if a lawsuit is commenced, the Company will have meritorious defenses, and there will be a number of parties against whom it will have recourse. Therefore, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the financial position or results of operations.

The Company has various purchase commitments for materials, supplies and other services incidental to the ordinary conduct of business. In addition, the Company is routinely involved in legal actions arising in the ordinary course of its utility operations. In the opinion of management, none of these matters will have a material adverse impact on the Company.

NOTE 8 - PREFERRED AND PREFERENCE STOCK

The utility subsidiaries of the Company have issued and outstanding cumulative preferred stock, generally with mandatory redemption provisions requiring annual sinking fund payments. These sinking fund requirements will total $573,000 in 2000 and will total $2,716,000 per year in each of the years 2001 through

2004. The redemption of cumulative preferred stock was $29,073,000 in 1999 (including $28.5 million for the early redemption of the 7 5/8% Series B), $2,073,000 in 1998 and $260,000 in 1997. In addition, except as described in the next paragraph, optional sinking fund provisions can be exercised and redemptions made at specific prices for all preferred stock issues. Redemptions require payment of accrued and unpaid dividends up to the date fixed for redemption.

As a result of the merger with GWC Corporation in 1994, United Water issued 3,341,078 shares ($46 million par value) of 5% Series A cumulative convertible preference stock, valued at $43.3 million at the time of the merger and $30 million of 7 5/8% Series B cumulative preferred stock, valued at $31.1 million at the time of the merger. Lyonnaise American Holding, Inc. (LAH) owned 97.7% of the Series A preference stock outstanding. The Series B preferred stock has a $1.5 million mandatory annual redemption which commenced in 1998. Shares of the Series B preferred stock could not be redeemed by the Company prior to September 1, 1997. Each share of the Series A preference stock outstanding may be converted into .83333 shares of United Water common stock at any time commencing April 22, 1996. However, under the Governance Agreement between United Water and LAH, LAH may convert no more than 10% of the Series A preference stock it owns during the year commencing April 22, 1996, and an additional 10% cumulatively per year thereafter until April 22, 2003, at which time these conversion restrictions end. During 1999, 340,294 shares of the Series A preference stock with a value of $4.7 million were converted into 283,562 shares of United Water common stock with a value of $4.5 million. During 1998, 331,864 shares of the Series A preference stock with a value of $4.6 million were converted into 276,543 shares of United Water common stock with a value of $4.4 million. At December 31, 1999, LAH owned approximately 30.1% of the issued and outstanding United Water common stock and approximately 98.1% of the issued and outstanding United Water 5% cumulative convertible preference stock. United Water may not redeem any of the outstanding, unconverted Series A preference stock prior to maturity on April 22, 2004.

On December 8, 1998, the Company called for redemption of the outstanding 285,000 shares of its 7 5/8% Series B cumulative preferred stock. The redemption, which occurred on January 8, 1999, resulted in the payment of principal, accrued dividends and premium totaling $30 million, with $1.3 million relating to the premium paid on the early redemption. The preferred stock was redeemed with $30 million of 6.07%-7.04% Senior Notes due 2005-2019.

On January 7, 2000, the Company called for redemption of all 150,000 shares of its 7 3/8% preferred stock. The redemption resulted in the payment of principal, accrued dividends and premium totaling $15.5 million, with $.5 million relating to the premium paid on the early redemption. The preferred stock was redeemed with short-term financing.

NOTE 9 - INCENTIVE STOCK PLANS
Under the Company's management incentive plan, the following options have been granted to key employees:


                                                           Weighted Average
                                           Number of        Exercise Price
                                            Options           Per Option
--------------------------------------------------------------------------------
Outstanding at December 31, 1996            887,817            $14.196
 Granted                                    370,840             15.580
 Exercised                                 (439,605)            15.032
 Canceled or expired                        (20,062)            15.501
--------------------------------------------------------------------------------
Outstanding at December 31, 1997            798,990            $14.345
 Granted                                    408,480             18.625
 Exercised                                 (186,808)            15.182
 Canceled or expired                        (23,380)            18.626
--------------------------------------------------------------------------------
Outstanding at December 31, 1998            997,282            $15.841
 Granted                                    425,870             22.737
 Exercised                                 (269,465)            16.159
 Canceled or expired                         (4,110)            21.368
--------------------------------------------------------------------------------
Outstanding at
December 31, 1999                         1,149,577            $18.301
--------------------------------------------------------------------------------

All options are currently exercisable and represent the only stock options outstanding at December 31, 1999. A total of 2,499,124 common shares are reserved for issuance under the management incentive plan.

In May 1993, the shareholders approved the creation of dividend units to be issued in conjunction with stock options granted under the management incentive plan. One dividend unit may be attached to each unexercised option to purchase a share of United Water common stock, which entitles the option holder to accrue, as a credit against the option exercise price, the aggregate dividends actually paid on a share of United Water common stock while the dividend unit is in effect. In May 1997, the shareholders amended the plan to provide that the dividend units be granted separately and detached from the stock options and accrue dividends for a predetermined period of time, after which, they are distributed. United Water recorded compensation expense of $3.1 million in 1999, $2.6 million in 1998 and $2.3 million in 1997 with respect to the management incentive plan.

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages the use of that method of accounting for all employee stock compensation plans. However, SFAS No. 123 also permits the measurement of compensation costs using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for its employee stock compensation plans under the guidance prescribed by APB Opinion No. 25 and has made the required pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied as indicated below:

--------------------------------------------------------------------------------
(thousands of dollars except per share data)     1999      1998      1997
--------------------------------------------------------------------------------
Net income:
   As reported                                  $31,117   $43,929   $29,331
   Pro forma                                     31,291    44,140    29,273

Earnings per common share:
   As reported                                  $   .81   $  1.19   $   .83
   Pro forma                                        .81      1.19       .83
Earnings per common share-assuming dilution:
   As reported                                  $   .80   $  1.17   $   .83
   Pro forma                                        .81      1.17       .83
--------------------------------------------------------------------------------

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 1999, 1998 and 1997, respectively: expected volatility of 21.0%, 21.1% and 20.3%; risk-free interest rates of 4.9%, 5.5% and 6.4%; expected life of 6 years and dividend yields of 4.5% in 1999, 5.0% in 1998 and 5.9% in 1997. The weighted average fair value of each option granted during the years ended December 31, 1999, 1998 and 1997 was $3.69, $2.99 and $2.30, respectively. The Black-Scholes option-pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In May 1988, the shareholders approved a restricted stock plan for certain key employees. United Water issued 1,250 shares in 1996 in connection with the restricted stock plan. Such shares are earned by the recipients over a five-year period. United Water recorded compensation expense of $69,000 in 1996 with respect to this restricted stock plan.

NOTE 10 - SHAREHOLDER RIGHTS PLAN

In July 1989, the board of directors of United Water approved a Shareholder Rights Plan designed to protect shareholders against unfair and unequal treatment in the event of a proposed takeover. It also guards against partial tender offers and other hostile tactics to gain control of United Water without paying all shareholders a fair price. Under the plan, each share of United Water's common stock also represents one Series A Participating Preferred Stock Purchase Right (Right) until the Rights become exercisable. The Rights attach to all of United Water's common stock outstanding as of August 1, 1989, or subsequently issued, and expire on August 1, 1999. On July 30, 1999, United Water's Shareholders Rights Plan was amended to extend the expiration of the Rights until April 22, 2006 and to eliminate the provision allowing the redemption of Rights by shareholder action in the event that the board of directors receives an offer to acquire all of the Company's voting stock.

The Rights would be exercisable only if a person or group acquired 20% or more of United Water's common stock or announced a tender offer that would lead to ownership by a person or group of 20% or more of the common stock.

In certain cases where an acquirer purchased more than 20% of United Water's common stock, the Rights would allow shareholders (other than the acquirer) to purchase shares of United Water's common stock at 50% of market price, diminishing the value of the acquirer's shares and diluting the acquirer's equity position in United Water. If United Water were acquired in a merger or other business combination transaction, under certain circumstances the Rights could be used to purchase shares of the acquirer at 50% of the market price. Subject to certain conditions, if a person or group acquired 20% or more of United Water's common stock, United Water's board of directors may exchange each Right held by shareholders (other than the acquirer) for one share of common stock or 1/100 of a share of Series A Participating Preferred Stock. If an acquirer successfully purchased 80% of United Water's common stock after tendering for all of the stock, the Rights would not operate. If holders of a majority of the shares of United Water's common stock approved a proposed acquisition under specified circumstances, the Rights would be redeemed at one cent each. They could also be redeemed by United Water's board of directors for one cent each at any time prior to the acquisition of 20% of the common stock by an acquirer.

On September 15, 1993, United Water's Shareholder Rights Plan was amended in connection with United Water's execution of a merger agreement with GWC Corporation. The amendment generally excepts the majority stockholder of United Water (Suez Lyonnaise des Eaux, formerly known as Lyonnaise des Eaux-Dumez,) and its affiliates and associates from triggering the Rights through the execution of the merger agreement, the performance of the transactions contemplated therein or otherwise.

In connection with the merger by and among Lyonnaise American Holding, Inc., Suez Lyonnaise des Eaux, LAH Acquisition Co. and United Water, United Water's Shareholders Rights Plan was amended again on August 20, 1999 to except Lyonnaise des Eaux-Dumez and its affiliates and associates, including Suez Lyonnaise des Eaux, from triggering the Rights through the execution of the merger agreement and the performance of the transactions contemplated therein. The amendment also provides for the expiration of the Shareholders Rights Plan and the Rights as of the effective date of the merger, which is anticipated to occur within the first half of 2000.

NOTE 11 - EMPLOYEE BENEFITS

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement addresses disclosure only. It does not address measurement or recognition. United Water adopted SFAS No. 132 in 1998.

On July 13, 1999, United Water announced that it was offering a voluntary early retirement program to employees who qualified based on age and length of service. As a result, under SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recognized curtailment losses of $3.5 million and $.7 million, respectively, for accelerated pension and other postretirement benefit obligations. These losses resulted from the increase in the Company's benefit obligation for employees who retired earlier than expected. The losses were offset by actuarial gains and therefore, did not affect net income. In addition, United Water recorded an additional $5.1 million and $2.3 million, respectively, for special termination benefits under the pension and other postretirement benefit plans.

Defined benefit pension plans: Most of United Water's employees are covered by trusteed, non-contributory, defined benefit pension plans. Benefits under these plans are based upon years of service and the employee's compensation during the last five years of employment. United Water's policy is to fund amounts accrued for pension expense to the extent deductible for federal income tax purposes.
It is expected that no funding will be made for 1999.

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

The following sets forth the qualified plans' funded status and reconciles that funded status to the amounts recognized in the Company's balance sheet as of December 31:

Pension

--------------------------------------------------------------------------------
(thousands of dollars)                               1999       1998
--------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year           $150,579   $138,092
Service cost                                         4,693      4,367
Interest cost                                       10,721      9,971
Curtailment                                          3,460          -
Special termination benefits                         5,092          -
Amendments                                             363         24
Actuarial (gain)/loss                              (21,239)     5,095
Benefits paid                                       (7,468)    (6,970)
--------------------------------------------------------------------------------
Benefit obligation at end of year                  146,201    150,579
--------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of year     227,001    200,853
Actual return on plan assets                        28,961     33,118
Benefits paid                                       (7,468)    (6,970)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year*          248,494    227,001
--------------------------------------------------------------------------------

Funded status                                      102,293     76,422
Unrecognized transition obligation                  (2,942)    (3,569)
Unrecognized actuarial gain                        (67,500)   (45,483)
Unrecognized prior service cost                      2,062      1,867
--------------------------------------------------------------------------------
Prepaid benefit cost                              $ 33,913   $ 29,237
--------------------------------------------------------------------------------

*Primarily stocks and bonds, including $19.5 million and $13.7 million, respectively, in common stock of United Water.

Other benefits

--------------------------------------------------------------------------------
(thousands of dollars)                               1999       1998
--------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year           $ 60,383   $ 51,900
Service cost                                         3,504      2,953
Interest cost                                        4,413      3,954
Amendments and curtailments                          3,043          -
Actuarial (gain)/loss                              (12,202)     2,620
Benefits paid                                       (1,253)    (1,044)
--------------------------------------------------------------------------------
Benefit obligation at end of year                   57,888     60,383
--------------------------------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of year      27,090     21,704
Actual return on plan assets                         3,606      4,207
Employer contribution                                2,343      2,223
Benefits paid                                       (1,253)    (1,044)
--------------------------------------------------------------------------------
Fair value of plan assets at end of year            31,786     27,090
--------------------------------------------------------------------------------

Funded status                                      (26,102)   (33,293)
Unrecognized transition obligation                  18,359     20,470
Unrecognized actuarial gain                        (19,202)    (7,419)
--------------------------------------------------------------------------------
Accrued benefit cost                              $(26,945)  $(20,242)
--------------------------------------------------------------------------------


The components of net periodic pension income for the Company's qualified and supplemental plans were as follows:



--------------------------------------------------------------------------------
(thousands of dollars)                     1999       1998       1997
--------------------------------------------------------------------------------
Service cost                             $  5,032   $  4,600   $  3,726
Interest cost                              11,280     10,438      9,842
Expected return on plan assets            (22,393)   (19,748)   (16,275)
Amortization of transition obligation        (583)      (583)      (583)
Amortization of gain                       (2,269)    (1,941)    (1,549)
Amortization of prior service cost            328        226        268
--------------------------------------------------------------------------------
Net periodic pension income              $ (8,605)  $ (7,008)  $ (4,571)
--------------------------------------------------------------------------------

Assumptions as of December 31:

--------------------------------------------------------------------------------
                                           1999       1998       1997
--------------------------------------------------------------------------------
Assumed discount rate                       8.375%     7.125%     7.375%
Expected return on assets                    10.0%      10.0%       9.5%
Range of compensation increase           3.75-4.5%  3.75-4.5%  3.75-4.5%

--------------------------------------------------------------------------------

Net periodic postretirement benefit cost components were as follows:

--------------------------------------------------------------------------------
(thousands of dollars)                     1999      1998      1997
--------------------------------------------------------------------------------
Service cost                             $ 3,504   $ 2,953   $ 2,091
Interest cost                              4,413     3,954     3,299
Expected return on plan assets            (2,479)   (1,896)   (1,396)
Amortization of transition obligation      1,424     1,441     1,441
Amortization of gain                        (163)      (90)     (462)
--------------------------------------------------------------------------------
Net periodic benefit cost                $ 6,699   $ 6,362   $ 4,973
--------------------------------------------------------------------------------


Assumptions as of December 31:

--------------------------------------------------------------------------------
                                           1999       1998       1997
--------------------------------------------------------------------------------
Assumed discount rate                     8.625%     7.375%     7.625%
Expected return on assets                   9.5%       9.5%       9.5%
--------------------------------------------------------------------------------


The associated health care cost trend rate used in measuring the postretirement benefit obligation at December 31, 1999 was 6.7%, gradually declining to 5.5% in 2009 and thereafter. Changing the assumed health care cost trend rate by one percentage point in each year results in changes in service cost and interest, and plan obligation as follows:

                                                  1-Percentage    1-Percentage
                                                 Point Increase  Point Decrease
--------------------------------------------------------------------------------

(in millions)
Effect on total service and interest cost components  $ 1.9         $(1.7)
Effect on postretirement benefit obligation             8.6          (7.3)


Postretirement health care costs in excess of those currently included in rates have been deferred in those jurisdictions where their recovery is deemed probable. At December 31, 1999 and 1998, United Water had regulatory assets relating to deferred employee benefits of $16.1 million and $18.3 million, respectively, for recovery in future rates.

Supplemental benefit plans: Certain categories of employees are covered by non-funded supplemental plans. The projected benefit obligations of these plans at December 31, 1999 and 1998 totaled $7.6 million and $6.5 million, respectively. At December 31, 1999 and 1998, the unfunded accumulated benefit obligations of $6.9 million and $6 million, respectively, have been recorded in other deferred credits and liabilities and intangible pension assets of $298,000 and $372,000, respectively, are included in deferred charges and other assets.

United Water maintains defined contribution savings plans which permit employees to make voluntary contributions with Company matching as defined by the plan agreements. United Water made contributions of $2,083,000, $1,764,000 and $1,155,000 in 1999, 1998 and 1997, respectively, to defined contribution savings plans.

NOTE 12 - RATE MATTERS
The following rate decisions were rendered to United Water's regulated utilities during 1999:

--------------------------------------------------------------------------------
                              Effective   Allowed     Annual             %
(thousands of dollars)          Date        ROE      Increase        Increase
--------------------------------------------------------------------------------
Virginia                       01/14/99    10.10%    $   59             7.4
Pennsylvania-STAS*             01/21/99      N/A         52             0.2
Pennsylvania-DSIC**            04/10/99      N/A         54             0.3
Pennsylvania-STAS(Annual)      04/10/99      N/A        397   (a)       1.9
Bethel-STAS(Annual)            04/10/99      N/A         (6)           (0.7)
Florida-Water                  05/21/99     9.57%     1,042            11.5
Florida-Wastewater             05/21/99     9.57%       322             2.0
Pennsylvania-DSIC              07/01/99      N/A         59             0.3
New York                       07/13/99    10.30%       856             1.9
New York-Sloatsburg/Pothat     07/18/99      N/A         37             8.0
Pennsylvania-DSIC              10/01/99      N/A         80             0.4
Rhode Island                   10/01/99    10.40%       420            20.4
New Rochelle-Purch. Water      11/01/99      N/A        290             1.5
Missouri                       01/01/00     9.74%       751            23.7
--------------------------------------------------------------------------------
   Totals                                 $4,413
--------------------------------------------------------------------------------

*    State Tax Adjustment Surcharge
**   Distribution System Improvement Charge
(a)  Includes balance of STAS of $154,944

At December 31, 1999, the most significant rate case pending was filed by United Water New Rochelle. In July 1999, United Water New Rochelle applied for a multi-year rate increase. The filing requested an increase in revenues of $3.3 million, or 17.2% for the 12 months ending May 31, 2001, an additional increase of $3.7 million, or 16.4% for the 12 months ending May 31, 2002 and a final increase of $4.1 million, or

15.6% for the 12 months ending May 31, 2003. These increases were requested primarily to fund capital investments.

In March 1998, United Water Delaware filed a request to increase revenues by $4.1 million or 24.8%, in water revenues. On May 11, 1998, United Water Delaware placed $2.4 million in increased revenues in effect, subject to refund. A final decision was received in June 1999 for $2 million. The difference of $.4 million has been refunded to customers. The Company was fully reserved for these refunds.

On October 26, 1996, United Water Delaware placed $2.3 million in increased revenues in effect, subject to refund. On July 15, 1997, the Delaware Public Utility Commission granted the Company a permanent rate increase of $1.6 million. On July 16, 1997, the Company filed an appeal and application for a stay of the Commission's Order. On July 29, 1997, the Delaware Superior Court granted a stay of the Commission decision pending the appeal. On March 31, 1998, the Superior Court decided in favor of the Commission. The Company appealed this decision to the Supreme Court of Delaware and on February 11, 1999, the Supreme Court reversed the Commission's decision which denied the $.7 million annual revenue increase, subject to refund and remanded the matter to the Commission. As a result, the Company reversed a $1.7 million reserve which was established for potential refunds pertaining to this case. In June 1999, the Commission approved a stipulation permitting the Company to retain all revenues collected without refund and permitting the rates currently in effect to become permanent.

Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested, primarily due to differing positions of the parties involved and/or updated information provided during the proceedings.

NOTE 13 - INCOME TAXES
Deferred income tax assets and liabilities: Deferred tax liabilities (assets) and deferred investment tax credits consisted of the following at December 31:

--------------------------------------------------------------------------------
(thousands of dollars)                     1999        1998
--------------------------------------------------------------------------------
Basis differences of property, plant
   and equipment                         $143,932    $140,094
Real estate transactions and
   capitalized costs                       17,293      15,726
Prepaid employee benefits                   8,919      10,941
Other liabilities                          29,569      24,151
--------------------------------------------------------------------------------
   Gross deferred tax liabilities         199,713     190,912
--------------------------------------------------------------------------------
Alternative minimum tax credit
   carryforwards                          (15,808)    (12,754)
Other assets                               (8,269)     (4,763)
--------------------------------------------------------------------------------
   Gross deferred tax assets              (24,077)    (17,517)
--------------------------------------------------------------------------------
   Deferred investment tax credits         21,436      21,973
--------------------------------------------------------------------------------
Total deferred income taxes
   and investment tax credits            $197,072    $195,368
--------------------------------------------------------------------------------

Income tax provision: A reconciliation of income tax expense at the statutory federal income tax rate to the actual income tax expense for 1999, 1998 and 1997 is as follows:

--------------------------------------------------------------------------------
(thousands of dollars)                          1999        1998       1997
--------------------------------------------------------------------------------
Statutory tax rate                                 35%        35%        35%
Federal taxes at statutory rates on pretax
    income before preferred stock
    dividends of subsidiaries                 $18,251    $24,389    $19,779
Utility plant acquisition adjustment              720        733        641
State income taxes, net of federal benefit      1,233        985        835
Deferred investment tax credits                  (547)      (523)      (510)
Equity in foreign investments                  (5,639)    (5,985)    (1,135)
Other                                           1,001       (149)       969
--------------------------------------------------------------------------------
Provision for income taxes                    $15,019    $19,450    $20,579
--------------------------------------------------------------------------------

Income tax expense for 1999, 1998 and 1997 consisted of the following:

--------------------------------------------------------------------------------
(thousands of dollars)                             1999      1998      1997
--------------------------------------------------------------------------------
Current:
    Federal                                      $ 6,819   $ 7,146   $10,668
    State                                          1,432     1,349       969
--------------------------------------------------------------------------------
    Total current                                $ 8,251   $ 8,495   $11,637
--------------------------------------------------------------------------------
Deferred (prepaid):
   Accelerated depreciation                      $ 8,953   $ 8,305   $ 7,437
   Contributions and advances for
      construction                                   727       401       200
   Prepaid employee benefits                      (2,022)    2,391     1,400
   Real estate transactions
      and capitalized costs                        1,952       117      (181)
   Alternative minimum tax                        (3,053)   (1,531)   (1,507)
   Investment tax credits                           (547)     (523)     (510)
   State income taxes, net of federal benefit        303       192       316
   Other                                             455     1,603     1,787
--------------------------------------------------------------------------------
   Total deferred                                $ 6,768   $10,955   $ 8,942
--------------------------------------------------------------------------------
Total provision for income taxes                 $15,019   $19,450   $20,579
--------------------------------------------------------------------------------

The Company considers the undistributed earnings of United Water UK to be permanently reinvested and has not provided deferred taxes on these earnings.
At December 31, 1999 and 1998, cumulative undistributed earnings were $34.1 million and $18.8 million, respectively. These undistributed earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. Management believes it is not practicable to determine the amount of the unrecognized deferred tax liability.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts at December 31, 1999 and 1998, of those current assets and liabilities that are considered financial instruments approximates their fair values at those dates because of the short maturity of those instruments. Such current assets and liabilities include cash and cash equivalents, restricted cash, accounts receivable and unbilled revenues, notes payable, accounts payable and other current liabilities, and accrued interest and dividends. Real estate and other investments consist primarily of real estate and equity investments in affiliates and are not financial instruments. The Company understands that there are no quoted market prices for the Company's preferred stock, preference stock or long-term debt. The fair values of the Company's long-term debt and preferred and preference stock have been determined by discounting their future cash flows using approximate current market interest rates for securities of a similar nature and duration. Due to the impending acquisition by Suez Lyonnaise des Eaux, preference stock for 1999 was valued using the quoted offered price.

The estimated fair values of United Water's financial instruments at December 31 were as follows:

--------------------------------------------------------------------------------
                                             Carrying             Fair
(thousands of dollars)                        amount              value
--------------------------------------------------------------------------------
1999
Long-term debt                               $639,017           $626,206
Preferred and preference stock with
   mandatory redemption                        33,104             65,143
--------------------------------------------------------------------------------
1998
Long-term debt                               $652,969           $715,993
Preferred and preference stock with
   mandatory redemption                        80,282             87,601
--------------------------------------------------------------------------------

The Company's customer advances for construction have a carrying value of $36.2 million and $30.6 million at December 31, 1999 and 1998, respectively. Their relative fair values cannot be accurately estimated since future refund payments depend on several variables, including new customer connections, customer consumption levels and future rate increases. The Company holds an interest rate cap to limit its exposure to a maximum interest rate of 7% on the United Water New Jersey Variable Rate Demand Water Facilities Refunding Bonds aggregating $130 million. In addition, United Water entered into an interest rate swap agreement on the $30 million long-term note agreement with Credit Lyonnais which fixed the interest rate at 5.24% for 1999 and 5.34% for the years 2000 through 2003. The fair values and carrying amounts of these financial instruments were not material at December 31, 1999.

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

For the year ended December 31, 1999
--------------------------------------------------------------------------------
                                                                Per Share
(thousands except per share data)           Income     Shares     Amount
--------------------------------------------------------------------------------
Basic EPS:
Net income applicable to common stock
 before extraordinary item                 $32,258      38,528     $ .84
Loss from extraordinary item                (1,141)     38,528      (.03)
Net income applicable to common stock      $31,117      38,528     $ .81
--------------------------------------------------------------------------------
Assuming dilution:
Net income applicable to common stock
 before extraordinary item                 $32,258      38,528
  Stock options                                  -         339
  Convertible preference stock               1,577       1,716
                                           -------     -------
                                            33,835      40,583      $.83

Loss from extraordinary item                (1,141)     40,583      (.03)
Net income applicable to common stock      $32,694      40,583     $ .80
--------------------------------------------------------------------------------


For the year ended December 31, 1998
--------------------------------------------------------------------------------
                                                                Per Share
(thousands except per share data)            Income     Shares    Amount
--------------------------------------------------------------------------------
Basic EPS:
Net income applicable to common stock
 before extraordinary item                   $43,929    37,028     $1.19
Net income applicable to common stock        $43,929    37,028     $1.19

Assuming dilution:
Net income applicable to common stock
 before extraordinary item                   $43,929    37,028
   Stock options                                   -       165
   Convertible preference stock                1,829     1,999
                                             -------    ------

Net income applicable to common stock        $45,758    39,192     $1.17
--------------------------------------------------------------------------------

For the year ended December 31, 1997

--------------------------------------------------------------------------------
                                                                 Per Share
(thousands except per share data)            Income     Shares     Amount
--------------------------------------------------------------------------------
Basic EPS:
Net income applicable to common stock
 before extraordinary item                   $29,331    35,492      $.83
Net income applicable to common stock        $29,331    35,492      $.83

Assuming dilution:
Net income applicable to common stock
 before extraordinary item                   $29,331    35,492
   Stock options                                   -       156
   Convertible preference stock                2,076     2,190
                                             -------    ------

Net income applicable to common stock        $31,407    37,838      $.83
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

United Water's utility investments include its regulated, domestic subsidiaries, United Water New Jersey, United Water New York, and the utility subsidiaries of United Waterworks and United Water Mid-Atlantic. These regulated utilities provide water and wastewater services to the public at large in areas where they possess franchises or other rights to provide such services. The utility subsidiaries are subject to regulation, generally by the regulatory authorities in the states in which they operate. In addition, the Company holds a 50% investment in the Northumbrian Partnership, which acquired a 20% interest in Northumbrian Water Group, a major investor-owned water and wastewater company in the United Kingdom.

United Properties Group is a non-regulated business engaged in real estate investment and development activities, including commercial office and retail properties, residential and commercial land development and sales, golf course operations and consulting services. United Properties Group owns a portfolio of real estate located in New Jersey, New York, Delaware, Idaho and Florida. In addition, United Properties contributed buildings to a partnership and in return received preferred units of this partnership.

The Company's non-regulated sector consists primarily of a 50% investment in United Water Services, a 50/50 joint venture with Suez Lyonnaise des Eaux, which provides contract operations and maintenance services for water and wastewater facilities, as well as construction management, meter installation and training and advisory services. In addition, United Water entered into public-private partnerships with the cities of Jersey City, Hoboken and Rahway, New Jersey. Under these arrangements, the municipalities retain ownership of their systems while the Company operates and maintains them. Parent and elimination companies are also included in this segment.

-----------------------------------------------------------------------------------------------------
                                                                  Parent, Non-Regulated
                                          Utility      Real         Water Services and
(thousands of dollars)                  Investments   Estate           Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------

1999
Operating revenues                       $  337,620   $11,039            $ 13,677     $  362,336
Depreciation and amortization                40,612     1,729               2,015         44,356
Interest expense                             40,653     1,692               6,859         49,204
Equity earnings/(loss) of affiliates         16,253         -              (4,398)        11,855
Provision for income taxes                   20,080     2,311              (7,372)        15,019
Extraordinary item                                -         -              (1,141)        (1,141)
Net income/(loss)                            45,741     3,444             (18,068)        31,117
Capital expenditures                         82,348     5,524                 722         88,594
Identifiable assets                       1,675,850    80,781              43,908      1,800,539
-----------------------------------------------------------------------------------------------------
1998
Operating revenues                       $  325,475   $16,196            $ 14,539     $  356,210
Depreciation and amortization                35,594     1,593               2,763         39,950
Interest expense                             39,361     1,742               4,814         45,917
Equity earnings/(loss) of affiliates         17,103         -              (5,652)        11,451
Provision for income taxes                   23,288     1,985              (5,823)        19,450
Net income/(loss)                            55,734     3,372             (15,177)        43,929
Capital expenditures                        100,034     5,038                 952        106,024
Identifiable assets                       1,626,876    91,739              50,507      1,769,122
-----------------------------------------------------------------------------------------------------
1997
Operating revenues                       $  313,346   $20,075            $ 17,988     $  351,409
Depreciation and amortization                31,519     1,419               1,756         34,694
Interest expense                             38,936     1,750               4,686         45,372
Equity earnings/(loss) of affiliates          3,304         -              (2,991)           313
Provision for income taxes                   21,546     2,439              (3,406)        20,579
Net income/(loss)                            37,620     3,440             (11,729)        29,331
Capital expenditures                         83,342     2,431               1,004         86,777
Identifiable assets                       1,512,966    88,388              56,988      1,658,342
-----------------------------------------------------------------------------------------------------

                  Quarterly Financial Information (unaudited)
                    UNITED WATER RESOURCES AND SUBSIDIARIES

                                                          Quarter
--------------------------------------------------------------------------------
(thousands of dollars, except per
share data)                                First     Second     Third     Fourth
--------------------------------------------------------------------------------
1999
Operating revenues                        $79,227   $91,830   $107,374   $83,905
Operating income                           12,397    24,661     24,438    15,899
Net income applicable to common stock       4,797    11,525     11,432     3,363
Net income per common share               $   .13   $   .30   $    .29   $   .09
--------------------------------------------------------------------------------
1998
Operating revenues                        $75,442   $86,219   $108,748   $85,801
Operating income                           13,720    22,271     39,482    22,127
Net income applicable to common stock       3,134    11,042     19,500    10,253
Net income per common share               $   .09   $   .30   $    .52   $   .27
Net income per common share-diluted       $   .09   $   .30   $    .51   $   .27
--------------------------------------------------------------------------------
1997
Operating revenues                        $80,006   $87,761   $ 99,690   $83,952
Operating income                           14,644    24,991     34,169    21,840
Net income applicable to common stock       4,102    11,244      6,464     7,521
Net income per common share               $   .12   $   .32   $    .18   $   .21
Net income per common share-diluted       $   .12   $   .31   $    .18   $   .21
--------------------------------------------------------------------------------

The Company announced strategic initiatives in the third quarter of 1999, which resulted in a net charge of $7.2 million.

As disclosed in Note 6 to the consolidated financial statements, the Company redeemed $25 million of 9.38% senior notes due 2019. This early extinguishment resulted in an extraordinary after-tax loss of $1.1 million during the fourth quarter of 1999.

As disclosed in Note 4 to the consolidated financial statements, the Company recorded a net $10.3 million charge resulting from the "windfall profits" tax in the United Kingdom during the third quarter of 1997.

Item 9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING
-------   ------------------------------------------------------  -----------
          AND  FINANCIAL  DISCLOSURE
          --------------------------

     There were no changes in or disagreements with accountants on accounting and financial disclosure in 1999.

                                    PART III

Item 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
--------  --------------------------------------------------------
Directors of United Water

  The Board of Directors of United Water is comprised of thirteen directors, divided into three classes. One class is elected yearly and serves for a period of three years. Information with respect to the directors is set forth below. Messrs. Barr, Bourbie, Chaumin and Keane were nominated by Lyonnaise American Holding, Inc. and were elected by United Water's shareholders. All directors of United Water also serve as directors of United Water New Jersey and United Waterworks.

                                       Period Served as Director
                                        and Business Experience
Name and Age                             During Past Five Years
------------                              ----------------------



Class I

Lawrence R. Codey, 55       Director of United Water since 1991. President and
                            Chief Operating Officer of Public Service Electric &
                            Gas Co. 1991 to February 2000. Director, Trust
                            Company of New Jersey, Public Service Enterprise
                            Group, Inc., and Sealed Air Corporation.

Donald L. Correll, 49       Chairman of United Water since 1994. Director, Chief
                            Executive Officer, and President of United Water since 1992. Director, Interchange Financial Service
                            Corporation.

Robert L. Duncan, Jr., 57   Director of United Water since 1988. General Counsel
                            of American Management Association International since July 1998. Member of the law firm of De Forest
                            & Duer through June 1998.

George F. Keane, 70         Director of United Water since 1997. Chairman of
                            Trigen Energy Corp. since 1994. President Emeritus and Senior Investment Advisor for The Common Fund
                            1993 to 1996. Director, Security Capital U.S. Real
                            Estate Shares, Global Pharmaceutical Co., and
                            Universal Stainless & Alloy Products.
Class II

Thierry Bourbie, 47         Director of United Water since 1996. President of
                            the International Water Division of Lyonnaise since
                            September 1996 and Director of French Water
                            Operations 1994 to 1996. Chief Executive Officer and
                            Chairman of Lyd Informatique (Lyonnaise Subsidiary)
                            1994 to 1996. Director, AGBAR.

Peter Del Col, 65           Director of United Water since 1983. Chairman of
                            Colson Services

                            Corporation since January 1998 and President 1986 to 1997. Chairman of FundQuest since 1994 and Partner, Colson Investments since 1985.

Jon F. Hanson, 63           Director of United Water since 1986. Chairman of
                            Hampshire Management Company since 1976. Director,
                            Prudential Insurance Company of America, Neuman
                            Distributors, Inc. and Consolidated Delivery and
                            Logistics, Inc. and Orange and Rockland Utilities,
                            Inc. to August 1999.

Marcia L. Worthing, 57      Director of United Water since 1987. Executive Vice
                            President of Mullin & Associates since November
                            1998. Senior Vice President--Human Resources and
                            Corporate Affairs of Avon Products Inc. 1995 to
                            1998.

Class III

Edward E. Barr, 63          Director of United Water since 1994. Chairman of Sun
                            Chemical Corporation since January 1998, and
                            President and Chief Executive Officer since 1987.
                            President and Chief Executive Officer of DIC
                            American, Inc. 1988 to 1997. Director, Dainippon Ink and Chemicals, Tokyo and First Union Corp.; Trustee,
                            Northwestern Mutual Insurance Company.

Charles Chaumin, 47         Director of United Water since July 1998. Vice
                            President of the Americas of Lyonnaise since
                            September 1998. Vice President of Aquas Argentina
                            1993 to 1998.

Frank J. Borelli, 64        Director of United Water since 1983. Director of
                            Marsh & McLennan Companies Inc. since 1988 and
                            Senior Vice President and Chief Financial Officer since 1984. Director, Interpublic Group of Companies
                            Inc. and Express-Scripts, Inc.

Douglas W. Hawes, 67        Director of United Water since 1983. Secretary of
                            United Water since 1983. Of Counsel to law firm of LeBoeuf, Lamb, Greene & MacRae, L.L.P. since January
                            1999 and Partner through 1999.

Dennis M. Newnham, 59       Director of United Water since 1986. President and
                            Chief Executive Officer of The B. Manischewitz
                            Company, LLC since January 1999. President and Chief
                            Executive Officer of Tsumura International 1996 to
                            1998 and Adirondack Beverages Inc. 1995 to 1996.
                            Venture capitalist consultant in 1994. Director, Nutramax Products Inc.


  Messrs. Correll, Chaumin, Del Col, Hanson and Keane also serve as directors of United Properties Group. Mr. Keane and Ms. Worthing also serve as directors of United Water Services LLC. Mr. Correll serves as a director and officer of certain other subsidiaries of United Water.

     United Water and two of its major subsidiaries, United Water New Jersey and United Waterworks, have directors who are not salaried employees; each pays a portion of the retainers and fees set forth below. No fees are paid to directors who are salaried officers of United Water.

   Directors receive an annual retainer of $12,000 and a daily attendance fee of $800. Daily attendance fees for the Executive Committee meeting are $800, and all other committees are $525. Chairpersons of committees receive a double committee fee in light of their responsibilities. United Properties Group, a subsidiary of United Water, and United Water Services LLC, a partnership of United Water and Suez Lyonnaise des Eaux, also have directors who are not salaried employees. They receive a daily attendance fee of $750. During 1999 three directors received an aggregate of $75,000 for their additional service relative to the merger agreement. Directors may defer all or a portion of their compensation. Directors also received, pursuant to United Water's Directors' Restricted Stock Plans, 10,870 shares of restricted stock. Each director, except Messrs. Bourbie and Del Col, attended at least 75% of the aggregate of the number of meetings of the board and committees on which they served.

Section 16(a) Beneficial Ownership Reporting Compliance

  During the fiscal year ended December 31, 1999, the directors and officers of United Water complied with all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, except Mr. Barr did not timely file one report covering one transaction. His transactions in and holdings of United Water Common Stock have been accurately and completely reflected in subsequent filings with the Securities and Exchange Commission.

Executive Officers of United Water

  The following table sets forth the age and principal occupation during the past five years of each executive officer of United Water and its subsidiaries who is not a director of United Water.

                                     Business Experience During
                                         Past Five Years
                                         ---------------

Name and Age
------------

Frank J. DeMicco, 55        President of United Water New Jersey since August
                            1996. Vice President--Operations from 1992 to 1996.
                            Senior Vice President of United Water M&S since
                            1994.

Michael C. J. Fallon ,53    President of United Properties Group since January
                            1993. Vice President of United Water M&S since March
                            1998.

Walton F. Hill, 51          Vice President-Regulatory Business of United Water
                            M&S since August 1998. Vice President-Regulatory Law
                            1994 to1998.

Robert J. Iacullo, 46       Vice President of United Waterworks since August
                            1998. Vice President--Regulatory Business of United
                            Water M&S 1996 to 1998 and Vice President---Rates
                            1994 to 1996.

John T. Marino, 48          Treasurer of United Water M&S since June 1994.

John Martinowich, 53        Vice President--External Affairs and Business
                            Development of United Water M&S since January 1998.
                            Assistant Vice President--External Affairs and
                            Marketing 1994 to 1998.

Richard B. McGlynn, 61      General Counsel of United Water since August 1996.
                            Vice President and General Counsel of United Water
                            M&S since 1995.

David Sherman, 47           President of United Water Services LLC since 1997.
                            Senior Vice President of United Water Services previously known as JMM since

                            1991.

Joseph Simunovich,60        President and Chief of Staff of United Water M&S
                            since November 1998. President since 1996 and Senior
                            Vice President--External Affairs and Marketing 1994 to 1996.

John J. Turner, 50          Treasurer of United Water since June 1994. Vice
                            President- Chief Financial Officer of United Water
                            M&S since November 1998 and Vice President-Finance and Controller 1994 to 1998.

W. Marie Zanavich, 56       Vice President-Chief Information Officer of United
                            Water M&S since December 1998. Assistant Vice
                            President and Chief Information Officer 1994 to
                            1998.


Item 11.  EXECUTIVE  COMPENSATION
--------  -----------------------

  The following table sets forth the annual and long-term compensation of the Chief Executive Officer and the four other most highly compensated executive officers of United Water and its subsidiaries for services in all capacities for the years ended December 31, 1997, 1998 and 1999.


                           Summary Compensation Table

                                                                                              Long-Term
                                                                                         Compensation Awards
                                              Annual Compensation                 --------------------------------
                                  -------------------------------------------
                                                                                    Securities
                                                                                    Underlying        All Other
                                                                                     Options       Compensation(b)
Name and principal position            Year        Salary($)         Bonus($)           (#)               ($)
----------------------------------   -------    --------------     ----------     --------------------------------


Donald L.                              1999        380,000            150,000          41,500             4,800
 Correll(a).......................
 Chairman, Chief                       1998        365,000            153,100          40,280             4,800
 Executive Officer and President       1997        315,000            132,900          42,260             4,750

Joseph Simunovich.................     1999        240,000             90,000          17,670             4,800
 President-Chief of Staff- United      1998        215,000             95,000          17,570             4,800
    Water M&S                          1997        187,500             95,000          18,500             4,750

Frank J. DeMicco..................     1999        215,000             62,000          16,170             4,800
 President--United Water New           1998        200,000             85,000          17,570             4,800
 Jersey                                1997        177,885             77,500          18,500             4,750

Richard B. McGlynn................     1999        194,000             49,000          10,620             4,800
 General Counsel                       1998        187,500             52,000          10,890             4,800
                                       1997        180,000             50,300          11,610             4,750

Michael C.J. Fallon...............     1999        173,000            130,000           6,070             4,800
 President--United Properties          1998        163,000            100,800           6,500             5,900
    Group                              1997        150,000             97,500           7,010             9,000

(a) The number and value of the aggregate restricted Common Stock holdings at December 31, 1999, for D. Correll, 3,750 shares, $128,203. Dividends are paid on such stock.

(b) Contributions by United Water to its Thrift Plan.

Executive Employment Agreements

  United Water has, by obtaining shareholder approval of the merger agreement, incurred a change of control. United Water has employment agreements with Messrs. Correll, Simunovich, DeMicco, McGlynn and Fallon. The exact terms of the employment agreements vary. Generally, however, the agreements entitle the executives to severance payments and benefits if, following a change of control, United Water terminates the executive's employment for other than cause or if the executive terminates employment for good reason. Cause is generally defined in the agreements to include actions, such as the executive's failure to perform his or her duties, the willful engaging of the executive in misconduct, or the executive's conviction of a felony, if such actions would cause material injury to United Water. Good reason is defined in the agreements to include, among other things, a reduction in the executive's base salary, an adverse change in the executive's duties or responsibilities, and, in all but one of the agreements, a change of the executive's place of employment to one that is more than 50 miles from where the executive is currently working. Additionally, Mr. Correll's agreement provides that severance payments and benefits will be paid following a termination or resignation for any reason during the six month period following the consummation of a transaction that constitutes a change of control and the agreements of Messrs. Simunovich, DeMicco and Fallon provide that severance payments and benefits will be paid following a termination or resignation for any reason during the thirteenth month following the consummation of a transaction that constitutes a change of control. Severance benefits provided under the agreements include the following:

     . a payment equal to two or three hundred percent of the executive's annual base salary and annual target bonus;

     . continued participation for 18 or 24 months in employee benefit plans in which the executive is entitled to participate, or the cash equivalent if continued participation is not possible; and

     . payment of the executive's nonqualified supplemental retirement plan benefit, assuming for purposes of determining the benefit that it is fully vested, and that the executive has attained at least age 55 with at least 10 years of service under the plan.

  The agreements also provide for an additional payment, if required, to make the executives whole for any excise tax imposed by Section 4999 of the Internal Revenue Code.

  It is presently estimated that the value of the severance payments and benefits, including the excise tax gross-up payments, to which the named executive officers would become entitled under their employment agreements, assuming for this purpose that each executive's employment was terminated for one of the reasons set forth above: Mr. Correll, $3,975,600; Mr. Simunovich, $2,201,500; Mr. DeMicco, $1,865,400; Mr. McGlynn, $685,800; and Mr. Fallon,
$1,395,600.

Retirement Plans

  The table below contains information concerning estimated annual retirement benefits in accordance with the Employee Retirement Income Security Act payable under United Water's pension plans upon retirement at age 65 for certain key executives with final average pay and years of credited service as set forth below.

                             Pension Plan Table(a)

                                                                      Years of Credited Service(b)
                                             ----------------------------------------------------------------------------
Final average pay                                    10          15           20           25           30           35
-----------------                                 --------    --------     --------     --------     --------     --------
$200,000.....................................    $ 60,000    $ 80,000     $100,000     $120,000     $140,000     $140,000
300,000......................................      90,000     120,000      150,000      180,000      210,000      210,000
400,000......................................     120,000     160,000      200,000      240,000      280,000      280,000
500,000......................................     150,000     200,000      250,000      300,000      350,000      350,000
600,000......................................     180,000     240,000      300,000      360,000      420,000      420,000


(a) Pension benefits are calculated on a straight life annuity basis (other benefit forms are available). Benefits are not subject to any deduction or offset for Social Security or other amounts.

(b) The years of credited service as of December 31, 1999, for certain executive officers included in the Summary Compensation Table are as follows: D. Correll, 23 years; J. Simunovich, 7 years; F. DeMicco, 8 years; R. McGlynn, 5 years; and M. Fallon, 2 years.

  The retirement benefits summarized in the preceding table are provided by United Water's qualified defined benefit pension plan, which covers executive, supervisory and other employees of United Water and certain subsidiaries who are not included in collective bargaining units and by a supplemental executive retirement plan ("SERP"). The qualified plan provides a normal retirement benefit of one and one half percent of a participant's average base wage or salary rate (up to the maximum permitted for tax-qualified retirement plans under federal income tax laws and regulations, which was $160,000 in 1999 and is adjusted for inflation) multiplied by years of credited service. Average base wage or salary rate is defined in the qualified plan and is substantially equivalent to the ''Salary'' reported in the Summary Compensation Table; the average is computed over the five years having the highest base wage or salary of the last ten years of service. The normal form of retirement benefit is a straight life annuity for unmarried participants or an actuarially reduced 50% joint and surviving spouse retirement benefit for married participants. Other optional forms of benefit payment are available on an actuarially equivalent basis. Federal income tax laws and regulations also limit the maximum annual retirement benefit payable from the qualified defined benefit pension plan.

  The SERP for the benefit of certain key executive employees, including some of those named in the Summary Compensation Table, authorizes the payment of benefits out of general funds in addition to those provided under the qualified defined benefit pension plan according to a formula that takes into account years of service, age, final average compensation (salary and bonus) of the three years having the highest compensation of the last ten years of service and qualified defined benefit pension plan benefits. The normal form of payment is a single life annuity with a ten-year certain guaranty. Other optional forms of benefit payment are available on an actuarially equivalent basis. In lieu of participation in the SERP, Mr. McGlynn participates in a United Water "top-hat" plan.

Option Grants

  Shown below is additional information on grants of options to purchase United Water Common Stock under the Management Incentive Plan during 1999 to the executive officers named in the Summary Compensation Table.

                                                  Option Grants in 1999
---------------------------------------------------------------------------------------------------------------------------
                                               Individual Grants                                         Grant Date Value
                                  -----------------------------------------
                                    Number of Securities    Percentage of
                                                                Total
                                     Underlying Options    Options Granted   Exercise or                     Grant Date
                                         Granted(a)               to         Base Price     Expiration         Present
Name                                         (#)             Employees in      ($/sh)          Date          Value($)(b)
----                                                             1999
                                  --------------------------------------------------------------------------------------
Donald L. Correll.................              41,500                  9.7       22.75            1/7/09      475,240
Joseph Simunovich.................              17,670                  4.1       22.75            1/7/09      202,350
Frank J. DeMicco..................              16,170                  3.8       22.75            1/7/09      185,170
Richard B. McGlynn................              10,620                  2.5       22.75            1/7/09      121,616
Michael C.J. Fallon...............               6,070                  1.4       22.75            1/7/09       65,510

(a) All options were granted and vested on January 7, 1999. The exercise price per share equalled the fair market value on the date of grant.

(b) The grant date present value shown is estimated in part using the Black-Scholes option pricing model, a method of approximating the present value of options exercisable at a fixed price at the end of a fixed period. It relies on certain assumptions as of the date of grant of the options, such as interest rates, dividend yield, time to exercise, and stock price sensitivity (volatility). Each of these factors could change over the life of the options and affect the estimated value. The actual value of the options when exercised may be a lesser or greater amount, depending on the price of the stock at the date of exercise; it is also possible that the options will expire unexercised and produce no cash value to the optionee. In addition to the Black-Scholes value calculated above, the value of the dividend equivalents is included in the option value, as the optionee is entitled to receive dividend equivalents for five years. Note that similar to options, factors could change over the term of the option that may increase or decrease the dividend equivalent amount at the time of exercise. The dividend equivalent was calculated by discounting the sum of quarterly dividends for twenty quarters by the risk-free rate, stated below, for the same period. The use of the Black-Scholes model is set forth as an acceptable method of option valuation by the Securities and Exchange Commission.

    The present value of the options was based on the following assumptions:

       . Risk-free rate of 6.50%
       . Dividend yield of 3.33%
       . 10 years to exercise the options
       . Stock price volatility of 34.9%
       . No adjustment has been made for non-transferability or risk of forfeiture associated with the options

Option Exercises and Values of Unexercised Options

  The table below summarizes information as of December 31, 1999, as to exercised and unexercised options to purchase United Water Common Stock held by the executive officers named in the Summary Compensation Table and granted under the Management Incentive Plan.


                 Aggregated Option Exercises in 1999 and December 31, 1999 Option Values
----------------------------------------------------------------------------------------------------------
                                                            Number of Securities    Value of Unexercised,
                                                            --------------------    ----------------------
                                                Value      Underlying Unexercised       In-the-Money
                            Shares Acquired     -----     ------------------------      ------------
                            ---------------  Realized($)  options at December 31,   options at December 31,
Name                        On Exercise(#)   -----------  ------------------------  -----------------------
----                        --------------                       1999(#)(a)                1999($)
                                                                 ----------                -------

Donald L. Correll.........          68,290      610,960            124,040                1,896,530
Joseph Simunovich.........              --                          70,960                1,193,735
Frank J. DeMicco..........          43,270      397,337                 --                  274,835
Richard B. McGlynn........              --           --             45,590                  777,425
Michael C.J. Fallon.......              --           --             24,710                  414,995

(a) All such options are presently exercisable.


Item 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------  ---------------------------------------------------------  ----------

The following information pertains to the Common Stock of United Water beneficially owned, directly or indirectly, by each director and the named executive officers individually and by all directors and executive officers of United

Water and its subsidiaries as a group as of January 31, 2000.

                                                                           Number
                                                                           ------
                                                                             of
                                                                             --
Name of Beneficial Owner                                                 Shares(a)(d)
------------------------                                                 ------------
     Edward E. Barr.................................................         31,435(b)(e)
     Frank J. Borelli...............................................         9,072
     Thierry Bourbie................................................         4,590
     Charles Chaumin................................................         3,208
     Lawrence R. Codey..............................................         5,829
     Donald L. Correll..............................................       216,466(c)
     Peter Del Col..................................................        12,920
     Frank J. DeMicco...............................................         1,807
     Robert L. Duncan, Jr...........................................         5,407
     Michael C. J.Fallon............................................        28,950(c)
     Jon F. Hanson..................................................        39,228(b)(e)
     Douglas W. Hawes...............................................        15,802
     George F. Keane................................................         5,464
     Richard B. McGlynn.............................................        47,936(c)
     Dennis M. Newnham..............................................         6,595
     Joseph Simunovich..............................................        76,097(c)
     Marcia L. Worthing.............................................        10,863(e)
     Directors and Executive Officers as a Group (24 persons).......       708,600(b)(c)

----------------
(a) None of the directors or executive officers of United Water owns equity securities of United Water or any of its subsidiaries other than Common Stock. As of January 31, 2000, each director or executive officer beneficially owned less than .5% of the outstanding Common Stock of United Water and all of the directors and executive officers as a group beneficially owned less than 1.9% of such stock. Fractional shares have been rounded down to the nearest whole share.
(b) Includes, in compliance with applicable regulations and interpretations, shares of Common Stock held by the spouse or other relatives who share the home, in custody for children or grandchildren of the persons indicated or indirectly through a trust or similar arrangement in the following amounts:
    E. Barr (10,000); J. Hanson (16,845); and all directors and executive officers as a group (27,098). Such persons disclaim any beneficial ownership of such shares.
(c) Includes shares of Common Stock which may be acquired pursuant to options awarded under United Water's Management Incentive Plan in the following amounts: D. Correll (102,780); J. Simunovich (70,960); R. McGlynn (45,590);
    M. Fallon (24,710); and all directors and executive officers as a group (413,550).
(d) Includes shares of restricted Common Stock granted pursuant to the Directors' Restricted Stock Plans totaling 64,840 shares.
(e) Includes non-voting Common Stock equivalent units acquired in accordance with the Directors' Deferred Compensation Unit Plan in the following amounts: E. Barr (4,977); J. Hanson (16,280); and M. Worthing (3,324).

  The following corporation is known to United Water to be the beneficial owner of more than 5% of a class of United Water's voting securities. To the knowledge of United Water, no other person is the holder of more than 5% of any class of United Water's voting securities as of January 31, 2000.

                                                                  Amount and Nature          Percent
                                                                  -----------------          -------
                                                                    of Beneficial               of
                                                                    -------------               --
  Title of Class     Name and Address of Beneficial Owner            Ownership                Class
-------------------  ------------------------------------  -------------------------------  ----------
Common Stock         Lyonnaise American Holding, Inc.             11,687,024 shares              30.0%
                     2000 First State Boulevard
                     Wilmington, Delaware 19804-0507

   On August 20, 1999 United Water entered into a merger agreement to merge with a subsidiary of Lyonnaise American Holding, Inc. and become its wholly owned subsidiary. Lyonnaise American Holding, Inc. is a wholly owned subsidiary of Suez Lyonnaise des Eaux.

  On January 20, 2000 the shareholders of United Water approved the merger, which is subject to additional approval by the regulatory authorities in which United Water conducts its utility business.

Item 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
--------  --------------------------------------------------

  During 1999, LeBoeuf, Lamb, Greene & MacRae L.L.P., of which Mr. Hawes is of counsel, performed legal services for United Water and its subsidiaries, and S.T. Construction, of which Mr. Simunovich's son-in-law Stephen Martinez is the owner, performed renovation work at various buildings totaling $84,201. Mr. Simunovich does not participate in the bidding or the selection process of contractors for this type of work.

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

                                    PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
--------  --------------------------------------------------------
          FORM 8-K
          --------

     The following documents are filed as part of this report:

(a)  Financial Statements and Supplementary Data:   See Item 8
(b)  Reports on Form 8-K filed in the fourth quarter of 1999:  None
(c)  Exhibits:

  3(a) Restated Certificate of Incorporation (Articles of Incorporation) of United Water Resources Inc., dated July 14, 1987 (Filed as Exhibit 4(b) to Registration Statement No. 33-20067)

  3(b) Certificate of Correction to Restated Certificate of Incorporation of United Water Resources Inc., dated August 13, 1987 (Filed as Exhibit 4(c) to Registration Statement No. 33-20067)

  3(c) Certificate of Amendment to the Restated Articles of Incorporation of United Water Resources Inc., dated April 22, 1994, amending Articles 5, 6, 7 and 9 (Filed as Exhibit 3(c) to Registration Statement No. 33-61617)

  3(d) Certificate of Amendment to the Restated Certificate of Incorporation of United Water Resources Inc., dated June 3, 1997, amending Article 5(a) (Filed as Exhibit 3(d) to Registration Statement No. 333-30229)

  3(e) Amended By-laws of United Water Resources, dated as of March 10, 1994 (Filed as Exhibit 4(l) to Form 10-K for year ended December 31, 1993)

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

  4(d) Amendment No. 2 to Governance Agreement between United Water Resources and Lyonnaise American Holding, Inc., dated July 14, 1997 (Filed as
         Exhibit 4(d) to Form 10-K for the fiscal year ended December 31, 1998)

  4(e) Agreement and Plan of Merger between United Water Resources, Inc., Lyonnaise American Holding, Inc., LAH Acquisition Co., and Suez Lyonnaise des Eaux, dated as of August 20, 1999 (Filed as Exhibit 2.1 to Form 8-K dated August 27, 1999)

  4(f) Additional instruments defining rights of holders of the Company's long-term debt are not being filed because the securities authorized under each such agreement do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Commission a copy of each such agreement upon request.

  4(g) Certificate of Amendment to the Restated Articles of Incorporation of United Water Resources Inc., dated April 22, 1994 for Series A Cumulative Convertible Preference Stock of United Water Resources Inc. (Filed as Exhibit 4(a) to Registration Statement No. 33-61617)

  4(h) Certificate of Amendment to the Restated Articles of Incorporation of United Water Resources Inc., dated April 22, 1994 for Series B 7 5/8% Cumulative Preferred Stock of United Water Resources Inc. (Filed as
         Exhibit 4(b) to Registration Statement No. 33-61617)

  4(i) Rights Agreement dated July 12, 1989, amended September 15, 1993 between United Water Resources Inc. and Chase Mellon Shareholders Services, L.L.C. (as successor to First Interstate Bank of California) (Filed originally as Exhibit 4(c) to Registration Statement No. 33-32672)

  4(j) Amendment No. 2 to Rights Agreement between United Water Resources Inc. and Chase Mellon Shareholder Services, L.L.C., dated July 30, 1999

  4(k) Amendment No. 3 to Rights Agreement between United Water Resources Inc. and Chase Mellon Shareholder Services, L.L.C., dated August 20, 1999

  10(a) Executive Employment Agreement, effective January 1, 1999, between and among United Water Resources Inc. and Donald L. Correll

  10(b) Executive Employment Agreement, effective January 1, 1999, between and among United Water Resources Inc. and Frank J. DeMicco

  10(c) Executive Employment Agreement, effective January 1, 1999, between and among United Water Resources Inc. and Michael C.J. Fallon

  10(d) Executive Employment Agreement, effective January 1, 1999, between and among United Water Resources Inc. and John Martinowich

  10(e) Executive Employment Agreement, effective January 1, 1999, between and among United Water Resources Inc. and Walton F. Hill

  10(f) Executive Employment Agreement, effective January 1, 1999, between and among United Water Resources Inc. and Robert J. Iacullo

  10(g) Executive Employment Agreement, effective January 1, 1999, between and among United Water Resources Inc. and Joseph Simunovich

  10(h) Executive Employment Agreement, effective January 1, 1999, between and among United Water Resources Inc. and John T. Marino

  10(i) Executive Employment Agreement, effective January 1, 1999, between and among United Water Resources Inc. and John J. Turner

  10(j) Executive Employment Agreement, effective January 1, 1999, between and among United Water Resources Inc. and Richard B. McGlynn

  10(k) Executive Employment Agreement, effective January 1, 1999, between and among United Water Resources Inc. and W. Marie Zanavich

  21  Subsidiaries of registrant

  23  Consent of Independent Accountants

  27  Financial Data Schedule

            U N I T E D    W A T E R    R E S O U R C E S    I N C.

                   SCHEDULE VIII - CONSOLIDATED VALUATION AND
                               QUALIFYING ACCOUNTS
                             (thousands of dollars)



                                                 December 31,
                                          -------------------------
                                           1999     1998       1997
                                           ----     ----       ----

Allowance for doubtful accounts:
  Balance at beginning of period        $ 1,204    $ 2,528   $ 2,549


  Charges to costs and expenses           2,079      1,613     1,587


  Accounts written off                  (2,351)    (3,128)   (1,770)


  Recoveries of accounts written off        302        191       162
                                        -------    -------   -------


  Balance at end of period              $ 1,234    $ 1,204   $ 2,528
                                        =======    =======   =======



Real estate valuation reserve:
  Balance at beginning of period        $ 2,165    $ 3,201   $ 3,465


   Sales of properties                        -    (1,036)    (264)
                                        -------    -------   -------


  Balance at end of period               $2,165    $ 2,165   $ 3,201
                                        =======    =======   =======

                              S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED  WATER RESOURCES  INC.
                                      -----------------------------
                                              (Registrant)



     March 16, 2000                 By:   DONALD L. CORRELL
 ---------------------                   ------------------------
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

         Signature                   Title                   Date
         ---------                   -----                   ----

                              Chairman, President
    DONALD L. CORRELL       and Chief Executive Officer   March 16, 2000
--------------------------
   (Donald L. Correll)


                                  Secretary
     DOUGLAS W. HAWES            and Director             March 16, 2000
-------------------------
    (Douglas W. Hawes)


      JOHN J. TURNER              Treasurer               March 16, 2000
-------------------------
     (John J. Turner)


                                                           Directors
                                                    -----------------------

EDWARD  E.  BARR                    3/16/00         ROBERT  L.  DUNCAN, JR.   3/16/00
----------------------------------  -------         -----------------------   -------
(Edward E. Barr)                    Date            (Robert L. Duncan, Jr.)   Date

FRANK  J.  BORELLI                  3/16/00         JON  F.  HANSON           3/16/00
----------------------------------  -------         -----------------------   -------
(Frank J. Borelli)                  Date            (Jon F. Hanson)           Date

THIERRY  BOURBIE                    3/16/00         DOUGLAS  W.  HAWES        3/16/00
----------------------------------  -------         -----------------------   -------
(Thierry Bourbie)                   Date            (Douglas W. Hawes)        Date

CHARLES  CHAUMIN                    3/16/00         GEORGE  F.  KEANE         3/16/00
----------------------------------  -------         -----------------------   -------
(Charles Chaumin)                   Date            (George F. Keane)         Date

LAWRENCE  R.  CODEY                 3/16/00         DENNIS  M.  NEWNHAM       3/16/00
----------------------------------  -------         -----------------------   -------
(Lawrence R. Codey)                 Date            (Dennis M. Newnham)       Date

DONALD  L.  CORRELL                 3/16/00         MARCIA  L.  WORTHING      3/16/00
----------------------------------  -------         -----------------------   -------
(Donald L. Correll)                 Date            (Marcia L. Worthing)      Date

PETER DEL COL                       3/16/00
----------------------------------  -------
(Peter Del Col)                     Date