Form 10-Q
period 2000-03-31
UNITED WATER RESOURCES INC
filed 2000-05-10
CIK 715969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISION
                       ---------------------------------
                            Washington, D.C. 20549

                                   FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          March 31, 2000
                                 ---------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number             1-858-6
                             -----------------


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

                                          Yes       X     No
                                               ----------     ----------


Common shares of stock outstanding as of April 30, 2000      39,256,322
                                                             ----------

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
-------------------------------

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (thousands of dollars)

                                                                                     March 31,   December 31,
                                                                                      2000           1999
                                                                                    ----------     ----------
                                                                                    (unaudited)
Assets
------
Utility plant, including $23,461 and $24,533 under construction                     $1,597,866     $1,620,716
  Less accumulated depreciation                                                        360,549        358,528
                                                                                    ----------     ----------
                                                                                     1,237,317      1,262,188
                                                                                    ----------     ----------

Utility plant acquisition adjustments, net                                              55,172         60,714
                                                                                    ----------     ----------

Real estate and other investments, less accumulated
  depreciation of $10,155 and $9,721                                                    80,838         79,836
Equity investments                                                                     137,084        134,755
                                                                                    ----------     ----------
                                                                                       217,922        214,591
Current assets:
  Cash and cash equivalents                                                              8,179            768
  Restricted cash                                                                       16,693         24,803
  Accounts receivable and unbilled revenues, net                                        58,183         62,221
  Prepaid and other current assets                                                      19,026         16,972
                                                                                    ----------     ----------
                                                                                       102,081        104,764
                                                                                    ----------     ----------
Deferred charges and other assets:
  Regulatory assets                                                                     58,507         65,424
  Prepaid employee benefits                                                             36,446         33,913
  Unamortized debt expense                                                              33,248         33,652
  Other deferred charges and assets                                                     28,624         27,819
                                                                                    ----------     ----------
                                                                                       156,825        160,808
                                                                                    ----------     ----------
                                                                                    $1,769,317     $1,803,065
                                                                                    ==========     ==========
Capitalization and Liabilities
------------------------------
Capitalization:
  Common stock and retained earnings                                                $  456,333     $  468,790
  Preferred stock without mandatory redemption                                           9,000          9,000
  Preferred stock with mandatory redemption                                              6,934          6,935
  Preference stock, convertible, with mandatory redemption                              26,210         26,169
  Long-term debt                                                                       639,993        639,017
                                                                                    ----------     ----------
                                                                                     1,138,470      1,149,911
                                                                                    ----------     ----------
Current liabilities:
  Notes payable                                                                        129,157        134,000
  Preferred stock and long-term debt due within one year                                 5,671         21,119
  Accounts payable and other current liabilities                                        30,845         37,259
  Accrued taxes                                                                         29,956         24,466
  Accrued interest and dividends                                                        20,058          9,079
                                                                                    ----------     ----------
                                                                                       215,687        225,923
                                                                                    ----------     ----------
Deferred credits and other liabilities:
  Deferred income taxes and investment tax credits                                     191,741        197,072
  Customer advances for construction                                                    33,194         36,206
  Contributions in aid of construction                                                 150,473        154,413
  Other deferred credits and liabilities                                                39,752         39,540
                                                                                    ----------     ----------
                                                                                       415,160        427,231
                                                                                    ----------     ----------
                                                                                    $1,769,317     $1,803,065
                                                                                    ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED INCOME
                      (thousands, except per share data)
                                  (unaudited)


                                        For the three months ended March 31,
                                        ------------------------------------
                                                   2000      1999
                                                   ----      ----

Operating revenues                               $77,204   $79,227
                                                 -------   -------

Operating expenses:
  Operation and maintenance                       42,858    42,276
  Depreciation and amortization                   13,239    11,187
  General Taxes                                   13,130    13,367
                                                 -------   -------

  Total operating expenses                        69,227    66,830
                                                 -------   -------

Operating income                                   7,977    12,397
                                                 -------   -------

Interest and other expenses:
 Interest expense, net of amount capitalized      11,837    11,863
 Allowance for funds used during construction       (319)     (942)
 Preferred stock dividends of subsidiaries           282       549
 Gain on sale of Harrison Plaza                       --    (5,846)
 Gain on sale of utilities                        (8,787)       --
 Equity earnings of affiliates                    (2,460)   (2,525)
 Other income, net                                (1,054)     (180)
                                                 --------  --------

  Total interest and other expenses                 (501)    2,919
                                                 --------  --------

Income before income taxes                         8,478     9,478

Provision for income taxes                         2,288     3,119
                                                 -------   -------

Net income                                         6,190     6,359
Preferred and preference stock dividends             379     1,562
                                                 -------   -------
Net income applicable to common stock            $ 5,811   $ 4,797
                                                 =======   =======

Net income per common share                        $0.15     $0.13
                                                 =======   =======
 Average common shares outstanding                38,995    37,980

Net income per common share-assuming dilution      $0.15     $0.13
                                                 =======   =======
 Average common shares outstanding                41,063    40,081

Dividends per common share                         $0.30     $0.24
                                                 =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (thousands of dollars)
                                  (unaudited)

                                            For the three months ended March 31,
                                            ------------------------------------
                                                            2000       1999
                                                            ----       ----
Operating activities:
Net income                                                $  6,190   $  6,359
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                              13,611     11,564
 Equity earnings of affiliates                              (2,460)    (2,525)
 Gain on sales of operating assets                          (8,787)    (5,846)
 Improvements to property under development                   (766)      (870)
 Deferred income taxes and investment tax credits, net       2,663      1,811
 Allowance for funds used during construction (AFUDC)         (319)      (942)
 Changes in assets and liabilities:
   Accounts receivable and unbilled revenues                 3,044      1,756
   Prepaid and other current assets                         (2,267)    (2,981)
   Prepaid employee benefits                                (2,605)    (2,386)
   Regulatory assets                                           183      2,667
   Accounts payable and other current liabilities           (5,307)    (6,504)
   Accrued taxes                                             5,907      1,742
   Accrued interest & dividends                                113      1,043
   Other, net                                                 (206)     3,171
                                                          --------   --------
  Net cash provided by operating activities                  8,994      8,059
                                                          --------   --------

Investing activities:
  Additions to utility plant (excludes AFUDC)              (13,696)   (14,395)
  Additions to real estate and other properties               (668)      (871)
  Acquisition of South County Water Company                      -     (2,589)
  Proceeds from sales of operating assets                   29,450     39,502
  Change in restricted cash                                  8,110      9,970
                                                          --------   --------
  Net cash provided by investing activities                 23,196     31,617
                                                          --------   --------

Financing activities:
  Change in notes payable                                   (4,843)     3,100
  Additional long-term debt                                      -     30,000
  Reduction in preferred stock and long-term debt          (15,536)   (44,534)
  Issuance of common stock                                   4,335      7,320
  Dividends on common stock                                (10,686)    (9,112)
  Dividends on preferred and preference stock                 (379)    (1,562)
  Net contributions and advances for construction            2,330      1,433
                                                          --------   --------
  Net cash used in financing activities                    (24,779)   (13,355)
                                                          --------   --------

Net increase in cash and cash equivalents                    7,411     26,321
Cash and cash equivalents at beginning of period               768      8,011
                                                          --------   --------
Cash and cash equivalents at end of period                $  8,179   $ 34,332
                                                          ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (thousands of dollars)
                                  (unaudited)

                                            For the three months ended March 31,
                                            ------------------------------------
                                                       2000      1999
                                                       ----      ----
Supplemental disclosures of cash flow information:

 Interest (net of amount capitalized)                 $11,352   $10,444
 Income taxes (refunded)/paid                          (1,976)      570

                 UNITED WATER RESOURCES INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                March 31, 2000

Note 1 - General
----------------

     In the opinion of United Water Resources (United Water, or the Company), the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Additional footnote disclosure concerning accounting policies and other matters are disclosed in the Company's audited consolidated financial statements included in its 1999 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform with current year presentation.

     Due to the seasonal nature of the Company's operations, financial results for interim periods are not necessarily indicative of the results for a twelve month period.

Item 2.   Management's Discussion and Analysis of Financial Condition
---------------------------------------------------------------------
          And Results of Operations
          -------------------------

General
-------

     United Water's principal utility subsidiaries include United Water New Jersey, United Water New York and United Waterworks. United Water New Jersey and United Water New York (a subsidiary of United Water New Jersey) provide public water supply services to more than one million people in northern New Jersey and southern New York. United Waterworks provides public water supply services to approximately one million people in 10 states. Its major utility operations are located in Arkansas, Delaware, Florida, Idaho, New Jersey, New York and Pennsylvania. In addition, its utility in Florida also provides wastewater collection and treatment services, generally to its water customers. The water utility business is cyclical in nature, as both revenues and earnings are higher in the summer months when customer consumption is higher than in the cooler months.

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

     . On July 13, 1999, the Company announced that it entered into a definitive agreement to sell several small utility subsidiaries to American Water Works Company for approximately $49 million in cash, which would result in an after- tax gain of approximately $6 million. These utilities collectively contribute annual revenues of approximately $13.8 million, provide water service to about 35,000 customers and represent less than 4% of the Company's regulated assets and under 2% of the population it serves. The decision to sell these subsidiaries was made in an effort to focus United Water's core utility business in service areas experiencing significant growth and development. Completion of the transaction is contingent upon regulatory approvals. In the first quarter of 2000, the Company concluded the sales of United Water Indiana and United Water Virginia for $30.4 million. These transactions resulted in an after-tax gain of $4.1 million. In April 2000, the Company completed the sale of United Water Missouri for $9.2 million.

Gain on sale of Harrison Plaza
------------------------------

     In March 1999, United Properties sold two office buildings (Harrison Plaza), which contributed annual revenues of approximately $4.6 million, for $42.1 million. This transaction resulted in an after-tax gain of $3.3 million and net cash proceeds of $39.5 million. Cash proceeds of $15.6 million were used to pay off long-term debt related to the office buildings.

     In June 1999, United Properties purchased three office/retail buildings for $40.6 million. Cash proceeds from the sale of Harrison Plaza of $23.9 million, as well as $16.8 million of short-term debt was used to finance this purchase. In December 1999, United Properties contributed these buildings to a partnership and in return received preferred units in this partnership, as well as the partnership's assumption of $16.7 million in short-term debt. This investment will generate dividend income, which is accounted for as other income in the statement of consolidated income.

Redemption of Preferred Stock
-----------------------------

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

     United Water anticipates that its future capital expenditures will be funded by internally generated funds and external financings. In addition, United Water's regulated utilities participate in a number of tax-exempt financings for the purpose of funding capital expenditures. Funds are drawn down on these financings as qualified capital expenditures are made. As of March 31, 2000, $16.7 million of proceeds from these financings have not yet been disbursed to the Company and are included in the consolidated balance sheet as restricted cash. The amount and timing of the use of these proceeds and of future financings will depend on actual capital expenditures, the timeliness and adequacy of rate relief, the availability and cost of capital, and the ability to meet interest and fixed charge coverage requirements.

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

     United Properties currently expects to spend $27.9 million over the next five years for capital expenditures on its existing real estate portfolio. Expenditures are projected to be $12.3 million and $3.4 million in 2000 and 2001, respectively. Funding for these expenditures is anticipated to come from sales of properties, operations of existing commercial properties and golf courses, and proceeds of new financings.

     At March 31, 2000, United Water had cash and cash equivalents of $8.2 million (excluding restricted cash) and unused short-term bank lines of credit of $190.9 million. Management expects that unused credit lines currently available and cash flows from operations will be sufficient to meet anticipated future operational needs.

Year 2000 Compliance
--------------------

Overview
--------

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

The Company's State of Readiness
--------------------------------

     United Water successfully transitioned through the first quarter of year 2000 with no problems encountered by the Company's critical computer systems and automated processes. This was a direct result of the attention and effort devoted to readiness activities since 1994. United Water's strategy to replace the aging technical infrastructure, including IT and non-IT systems, enabled United Water and its operating affiliates to make a smooth transition into the 21st century.

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

     Where UWS assumed responsibility for part or all of the Y2K compliance efforts of its operating affiliates in the various cities, it coordinated Y2K corrective measures with the cities and

--------------------

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

Risks
-----

     United Water continues to progress through the year 2000 with minimal date related issues. In addition, United Water has the added benefit of well tested contingency management plans, which can be executed as needed.

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

     During 1999, the Company's regulated utilities received fourteen rate decisions with an aggregate annual revenue increase of $4.4 million. An estimated $2.6 million of this amount was reflected in 1999's revenues while the remaining $1.8 million of carryover impact of the rate awards received in 1999 is expected to increase revenues in 2000.

     At the end of March 2000, there were three rate cases pending in which the Company has requested an aggregate annual rate increase of $6.8 million. The most significant rate cases pending were filed by United Water New Rochelle and United Water Idaho. In July 1999, United Water New Rochelle applied for a multi-year rate increase. The filing requested an increase in revenues of $3.3 million, or 17.2% for the 12 months ending May 31, 2001, an additional increase of $3.7 million, or 16.4% for the 12 months ending May 31, 2002 and a final increase of $4.1 million, or 15.6% for the 12 months ending May 31, 2003. These increases were requested primarily to fund capital investments.

     On February 2, 2000 United Water Idaho filed an application with the Idaho Public Utilities Commission requesting an increase in its rates and charges in the amount of $3.1 million, or 11.6%. The Company is seeking to recover increased costs associated with plant additions and various operating expenses.

     Generally, the rate awards the Company's operating utilities actually receive are less than the amounts requested, primarily due to differing positions of the parties involved and/or updated information provided during the proceedings. The Company expects to file additional rate cases in 2000 but does not expect that those rate awards, if received in 2000, will have a significant impact on revenues in 2000.

Results of Operations - Three Months Ended March 31, 2000
---------------------------------------------------------

Overview

     United Water's net income applicable to common stock for the first quarter of 2000 increased to $5.8 million from $4.8 million in the comparable period in 1999. Net income per common share for the first quarter of 2000 and 1999 was 15 cents and 13 cents, respectively. Results for 2000 included the sale of two utilities, which resulted in an after-tax gain of $4.1 million. Earnings for 1999 included an after-tax contribution of $3.3 million resulting from the sale of the Harrison Plaza building.

Operating Revenues

     The $2 million decrease in revenues from the same period in 1999 was attributable to the following factors:


          (thousands of dollars)             (Decrease) Increase
          ------------------------------------------------------
                    Utilities:
                      Divested operations    ($ 1,207)  (1.5%)
                      Rate awards              (1,161)  (1.5%)
                      Consumption                (537)  (0.7%)
                      Growth                      867    1.1%
                    Real estate                (1,097)  (1.4%)
                    Other operations            1,112    1.4%
          ------------------------------------------------------
                                             ($ 2,023)  (2.6%)
          ------------------------------------------------------


     The $1.2 million decrease in revenues from divested operations represents the difference between a partial quarter of operations from the utilities which were sold in the first quarter of 2000 compared with a full 3 months of operations in 1999. The 1.5% decrease in revenues from rate awards in the first quarter of 2000 includes the impact of a $1.7 million reversal of a reserve for revenues in effect, subject to refund, for which a positive resolution was reached in the first quarter of 1999. This was partially offset by 1999 rate awards for several of the Company's operating utilities. Lower consumption due to unfavorable weather conditions resulted in a decrease in revenues of $.5 million in 2000. The increase in revenues due to growth is primarily attributable increased customers at the Florida operating utility. The 1.4% decrease in real estate revenues was due to the absence of revenues from the Harrison Plaza building which was sold in March 1999. Other operations increased $1.1 million mainly due to revenues from a new public-private partnership in Rahway, New Jersey, which commenced in November 1999, as well as higher revenues from the public-private partnership with Jersey City.

Operating Expenses

     The increase in operating expenses from the same period in 1999 is due to the following:

                                                                                       Net Impact
                                                                                        Excluding
                                                                          Divested      Divested
     (thousands of dollars)                     Increase (Decrease)      Operations    Operations
     -----------------------------------------------------------------------------------------------
     Operation and maintenance                    $  582       1.4%         (514)    $1,096    2.6%
     Depreciation and amortization                 2,052      18.3%         (152)     2,204   20.1%
     General taxes                                  (237)     (1.8%)         (79)      (158)  (1.2%)
     -----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------

    The $1.1 million increase in operation and maintenance expenses, excluding the impact of the divested operations, was due primarily to expenses associated with the new public-private partnership in Rahway, New Jersey, as well as higher employee benefit costs.

    The $2.2 million increase in depreciation and amortization, excluding the impact of the divested operations, was attributable to the $2.1 million write off of goodwill associated with sale of the utilities in Indiana and Virginia.

Equity Earnings of Affiliates

    The slight decrease in equity earnings of affiliates is due to a $.3 million decrease in earnings from United Water Services, partially offset by a $.2 million increase in earnings from the Northumbrian Partnership.

Other Income

    The $.9 million increase in other income is mainly due to dividend income generated by United Properties' investment in a partnership in which it contributed a building in December 1999.

Income Taxes

    The effective income tax rates on income before preferred and preference stock dividends were 26.1% and 31.1% in the first quarter of 2000 and 1999, respectively. The decrease in the effective rate is primarily attributable to the tax treatment of the sales of United Water Indiana and United Water Virginia, as well as earnings from the Northumbrian Partnership. The Company considers the undistributed earnings from the Northumbrian Partnership to be permanently reinvested and has not provided deferred taxes on these earnings.

Earnings per Share

    In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share"(EPS), which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement defines two earnings per share calculations, basic and diluted. The following table is a reconciliation of the numerator and denominator under each method:

---------------------------------------------------------

(thousands, except per share data)

     For the three months ended March 31,         2000     1999
     ----------------------------------------------------------
     Basic EPS:
      Net income applicable to common stock    $ 5,811  $ 4,797
      Average common shares outstanding         38,995   37,980
      Net income per common share              $   .15  $   .13

     Assuming dilution:
      Net income applicable to common stock    $ 5,811  $ 4,797
      Convertible preference stock                 379      441
                                               -------  -------
                                               $ 6,190  $ 5,238

      Average common shares outstanding         38,995   37,980
      Stock options                                438      190
      Convertible preference stock               1,630    1,911
                                               -------  -------
                                                41,063   40,081
      Net income per common share              $   .15  $   .13
     ----------------------------------------------------------

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

    United Properties Group is a non-regulated business engaged in real estate investment and development activities, including commercial office and retail properties, residential and commercial land development and sales, golf course operations and consulting services. United Properties Group owns a portfolio of real estate located in New Jersey, New York, Delaware, Idaho, and Florida. In addition, United Properties contributed buildings to a partnership and in return received preferred units of this partnership.

---------------------------------------------------------

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


                                             Parent, Non-Regulated
                         Utility       Real    Water Services and
(In millions)          Investments    Estate      Eliminations      Consolidated
--------------------------------------------------------------------------------
Operating revenues     $    71,932    $   970     $  4,302           $    77,204
Net income/(loss)            8,597        282       (3,068)                5,811
Identifiable assets      1,655,852     81,331       32,134             1,769,317
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


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     A Special Meeting of Stockholders was held on January 20, 2000. The purpose of the meeting was to adopt and approve an Agreement and Plan of Merger, dated as of August 20, 1999 by and among United Water Resources Inc., Lyonnaise American Holding, Inc., LAH Acquisition Co. and Suez Lyonnaise des Eaux.

Number of votes cast:

              For               Against             Abstain
          ----------          -----------          ---------
          31,475,924            998,245             189,615


Item 6.   Exhibits and Reports on 8-K
-------------------------------------

     Exhibits
     10 Amendment No. 1 to Executive Employment Agreement between and among United Water Resources Inc. and Donald L. Correll, dated March 24, 2000.

                               S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNITED  WATER  RESOURCES  INC.
                                      ------------------------------
                                               (Registrant)



Date:  May 10, 2000               By          JOHN J. TURNER
       ------------                   ------------------------------
                                                (Signature)
                                               John J. Turner
                                                 Treasurer

                                         DULY AUTHORIZED AND CHIEF
                                           ACCOUNTING OFFICER